Form 10-Q
period 1995-03-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1995-05-12
CIK 786149

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1995

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


          For the transition period from             to
                                         ------------   ------------

                           Commission File #0-15759

                     Inland Mortgage Investors Fund, L.P.
            (Exact name of registrant as specified in its charter)



             Delaware                                #36-3436439
   (State or other jurisdiction        (I.R.S. Employer Identification Number)
 of incorporation or organization)


2901 Butterfield Road, Oak Brook, Illinois                  60521
 (Address of principal executive office)                  (Zip code)


       Registrant's telephone number, including area code:  708-218-8000


                                      N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----   -----

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                           (a limited partnership)

                                Balance Sheets

                     March 31, 1995 and December 31, 1994
                                 (unaudited)

                                    Assets
                                    ------

                                                        1995            1994
                                                    -----------      ----------
Cash and cash equivalents (Note 1)...............   $   258,305         265,659
Accrued interest and other receivables...........        58,996          59,242
Mortgage loans receivable (Note 3)...............     6,127,111       6,145,964
                                                    -----------      ----------
Total assets.....................................   $ 6,444,412       6,470,865
                                                    ===========      ==========


                       Liabilities and Partners' Capital
                       ---------------------------------

Liabilities:
  Accounts payable...............................   $     2,021             623
  Due to Affiliates (Note 2).....................         6,599             423
  Unearned income (Note 1).......................        11,764          12,842
                                                    -----------      ----------
    Total liabilities............................        20,384          13,888
                                                    -----------      ----------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution.........................           500             500
    Cumulative net income........................       237,751         231,055
    Cumulative cash distributions................      (229,181)       (222,500)
                                                    -----------      ----------
                                                          9,070           9,055
                                                    -----------      ----------
  Limited Partners:
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding at 1995 and
      1994 (net of offering costs of $1,082,660,
      of which $219,526 was paid to Affiliates)..     8,981,960       8,981,960
    Cumulative net income........................     4,980,072       4,867,630
    Cumulative cash distributions................    (7,547,074)     (7,401,668)
                                                    -----------      ----------
                                                      6,414,958       6,447,922
                                                    -----------      ----------
    Total Partners' capital......................     6,424,028       6,456,977
                                                    -----------      ----------
Total liabilities and Partners' capital..........   $ 6,444,412       6,470,865
                                                    ===========      ==========

                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1995 and 1994
                                  (unaudited)


                                                        1995      1994
Income:                                                 ----      ----
  Interest and fees on mortgage loans receivable
    (Note 3)......................................    $143,810   155,467
  Interest on investments.........................       7,918     4,854
  Other income....................................        -          508
                                                      --------   -------
                                                       151,728   160,829
                                                      --------   -------
Expenses:
  Professional services to Affiliates.............       4,271     6,515
  Professional services to non-affiliates.........      17,800    18,284
  General and administrative expenses to
    Affiliates....................................       7,753     8,644
  General and administrative expenses to
    non-affiliates................................       2,766     2,640
  Property operating expenses to non-affiliates...        -        5,201
                                                      --------   -------
                                                        32,590    41,284
                                                      --------   -------
Net income........................................    $119,138   119,545
                                                      ========   =======

Net income allocated to:
  General Partner.................................       6,696     6,524
  Limited Partners................................     112,442   113,021
                                                      --------   -------
Net income........................................    $119,138   119,545
                                                      ========   =======
Net income allocated to the one General Partner
  Unit............................................    $  6,696     6,524
                                                      ========   =======

Net income per Limited Partner Unit (20,129.24 for
  1995 and 1994)..................................    $   5.59      5.61
                                                      ========   =======



                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1995 and 1994
                                  (unaudited)



                                                       1995        1994
                                                       ----        ----
Cash flows from operating activities:
  Net income......................................  $ 119,138     119,545
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Unearned income...............................     (1,078)     (1,201)
    Changes in assets and liabilities:
      Accrued interest and other receivables......        246       7,087
      Accounts payable............................      1,398       8,905
      Due to Affiliates...........................      6,176       8,963
                                                    ---------    --------
Net cash provided by operating activities.........    125,880     143,299
                                                    ---------    --------
Cash flows from investing activities:
  Principal payments collected....................     18,853      17,631
                                                    ---------    --------
Net cash provided by investing activities.........     18,853      17,631
                                                    ---------    --------
Cash flows from financing activities:
  Distributions paid..............................   (152,087)   (415,407)
                                                    ---------    --------
Net cash used in financing activities.............   (152,087)   (415,407)
                                                    ---------    --------
Net decrease in cash and cash equivalents.........     (7,354)   (254,477)
Cash and cash equivalents at beginning of period..    265,659     514,289
                                                    ---------    --------
Cash and cash equivalents at end of period........  $ 258,305     259,812
                                                    =========    ========



                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1995
                                  (unaudited)


Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.


(1) Organization and Basis of Accounting

Inland Mortgage Investors Fund, L.P. (the "Partnership") was organized on December 5, 1985, pursuant to the Delaware Revised Uniform Limited Partnership Act, to make or acquire loans secured by mortgages on improved, income-producing multi-family residential properties in or near the Chicago metropolitan area. On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units at $500 per Unit resulting in $10,064,620 of gross offering proceeds, not including the General Partner's contribution of $500. Inland Real Estate Investment Corporation is the General Partner.

Offering costs have been offset against the Limited Partners' capital accounts.

Loan assumption fees received are deferred as unearned income and amortized as yield adjustments on a straight-line basis over the remaining life of the related loan.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1995
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $6,599 and $423 was unpaid as of March 31, 1995 and December 31, 1994, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $3,837 and $4,313 for the three months ended March 31, 1995 and 1994, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

In connection with the sales of 6910 North Sheridan, 5420 North Kenmore and 712-720 West Grace, sales commissions of $18,125, $27,500 and $14,553, respectively, that have not been included in the costs of sale, may be payable to an Affiliate of the General Partner to the extent that the Limited Partners have received their Original Capital plus a return thereon as specified in the Partnership Agreement.


(3) Investment in Mortgage Loans Receivable

Mortgage loans receivable are collateralized by first mortgages and wrap mortgages on multi-family residential properties located in Chicago, Illinois or its surrounding metropolitan area. As additional collateral, the Partnership holds assignments of rents and leases or personal guarantees of the borrowers. Generally, the mortgage notes are payable in equal monthly installments based on 20 or 30 year amortization periods.

On March 1, 1995, the loan collateralized by the property located at 7434-42 North Hermitage, Chicago was extended for an additional five years. The new maturity date of the loan is March 1, 2000 and the interest rate is 10.5%.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1995
                                  (unaudited)



(4) Subsequent Events

In April 1995, the Partnership paid a distribution of $152,767 to the Partners, of which $146,071 was distributed to the Limited Partners and $6,696 was distributed to the General Partner. Of the $146,071 distributed to the Limited Partners, $18,853 was principal amortization and the remainder was from net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units at $500 per Unit resulting in $10,064,620 of gross offering proceeds, not including the General Partner's contribution of $500. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of March 31, 1995, cumulative distributions to Limited Partners totaled $7,547,074, of which $2,421,066 represents principal amortization, payoffs on five loans, prepayment penalties and proceeds received from the sale of three properties.

At March 31, 1995, the Partnership had cash and cash equivalents aggregating $258,305 which will be utilized for future distributions to partners and working capital requirements. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.


Results of Operations

Interest income on mortgage loans receivable decreased for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, due to the prepayment of the mortgage loan receivable collateralized by the property located at 2906-10 Eastwood on July 28, 1994 and a decrease in the adjustable interest rate (6.333% to 5.687%) of the mortgage loan receivable collateralized by the property located at 7428 West Washington.

Interest on investments increased for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, due to an increase in interest rates.

Professional services to Affiliates decreased for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, due to a decrease in accounting services required by the Partnership. Professional services to non-affiliates decreased for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, due to a decrease in legal expenses relating to properties owned by the Partnership through foreclosure and subsequently sold.

Property operating expenses to non-affiliates decreased for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, due to the Partnership no longer recording the operations of properties previously owned through foreclosure.

                                    PART II


Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INLAND MORTGAGE INVESTORS FUND, L.P.

                                 By: Inland Real Estate Investment Corporation General Partner



                                 By:   Robert D. Parks
                                       Chairman
                                 Date: May 11, 1995



                                 By:   Mark Zalatoris
                                       Vice President
                                 Date: May 11, 1995



                                 By:   Cynthia M. Hassett
                                       Principal Financial Officer and
                                       Principal Accounting Officer
                                 Date: May 11, 1995