Form 10-Q
period 1995-09-30
INLAND MORTGAGE INVESTORS FUND LP
filed 1995-11-13
CIK 786149

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1995

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


          For the transition period from             to
                                        -------------   --------------

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
                (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets

                   September 30, 1995 and December 31, 1994
                                  (unaudited)

                                    Assets
                                    ------
                                                          1995         1994
                                                      -----------    ---------
Cash and cash equivalents (Note 1)................    $   281,080      265,659
Accrued interest and other receivables............         47,589       59,242
Mortgage loans receivable (Note 3)................      5,642,440    6,145,964
                                                      -----------    ---------
Total assets......................................    $ 5,971,109    6,470,865
                                                      ===========    =========


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................    $       495          623
  Due to Affiliates (Note 2)......................          2,540          423
  Unearned income (Note 1)........................          8,093       12,842
                                                      -----------    ---------
    Total liabilities.............................         11,128       13,888
                                                      -----------    ---------
Partners' capital (Notes 1, 2 and 4):
  General Partner:
    Capital contribution..........................            500          500
    Cumulative net income.........................        251,192      231,055
    Cumulative cash distributions.................       (242,365)    (222,500)
                                                      -----------    ---------
                                                            9,327        9,055
                                                      -----------    ---------

Limited Partners:
  Units of $500. Authorized 40,000 Units,
   20,129.24 Units outstanding at 1995 and
   1994 (net of offering costs of $1,082,660,
   of which $219,526 was paid to Affiliates)......      8,981,960    8,981,960
  Cumulative net income...........................      5,241,851    4,867,630
  Cumulative cash distributions...................     (8,273,157)  (7,401,668)
                                                      -----------    ---------
                                                        5,950,654    6,447,922
                                                      -----------    ---------
  Total Partners' capital.........................      5,959,981    6,456,977
                                                      -----------    ---------
Total liabilities and Partners' capital...........    $ 5,971,109    6,470,865
                                                      ===========    =========

                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                            Three months      Nine months
                                               ended              ended
                                           September 30,      September 30,
                                         -----------------  ----------------
                                           1995     1994     1995     1994
                                         --------  -------  -------  -------
Income:
  Interest and fees on mortgage
    loans receivable (Note 3)..........  $131,714  150,287  417,975  460,247
  Interest on investments..............    10,071    8,625   28,807   18,345
  Other income.........................       300    3,802    9,240    4,930
                                         --------  -------  -------  -------

                                          142,085  162,714  456,022  483,522
                                         --------  -------  -------  -------

Expenses:
  Professional services to Affiliates..     5,052    3,167   12,809   13,165
  Professional services to
    non-affiliates.....................        --     (438)  18,690   17,966
  General and administrative expenses
    to Affiliates......................     8,109    7,903   25,061   26,971
  General and administrative expenses
    to non-affiliates..................      (725)   1,113    5,104    5,945
  Property operating expenses to
    non-affiliates.....................        --       --       --    2,352
                                         --------  -------  -------  -------

                                           12,436   11,745   61,664   66,399
                                         --------  -------  -------  -------

Net income.............................  $129,649  150,969  394,358  417,123
                                         ========  =======  =======  =======

Net income allocated to:
  General Partner......................     6,953    6,908   20,137   20,084
  Limited Partners.....................   122,696  144,061  374,221  397,039
                                         --------  -------  -------  -------

Net income.............................  $129,649  150,969  394,358  417,123
                                         ========  =======  =======  =======

Net income allocated to the one
  General Partner Unit................   $  6,953    6,908   20,137   20,084
                                         ========  =======  =======  =======

Net income per Limited Partner Unit
  (20,129.24 for 1995 and 1994)........  $   6.09     7.16    18.59    19.72
                                         ========  =======  =======  =======

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                                      1995        1994
                                                    ---------   --------
Cash flows from operating activities:
  Net income......................................  $ 394,358    417,123
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Unearned income...............................     (4,749)    (5,732)
    Changes in assets and liabilities:
    Accrued interest and other receivables........     11,653      3,240
    Accounts payable..............................       (128)    (1,327)
    Due to Affiliates.............................      2,117        407
                                                    ---------   --------

Net cash provided by operating activities.........    403,251    413,711
                                                    ---------   --------

Cash flows from investing activities:
  Principal payments collected....................    503,524    399,926
                                                    ---------   --------

Net cash provided by investing activities.........    503,524    399,926
                                                    ---------   --------

Cash flows from financing activities:
  Distributions paid..............................   (891,354)  (714,746)
                                                    ---------   --------

Net cash used in financing activities.............   (891,354)  (714,746)
                                                    ---------   --------

Net increase in cash and cash equivalents.........     15,421     98,891
Cash and cash equivalents at beginning of period..    265,659    514,289
                                                    ---------   --------

Cash and cash equivalents at end of period........  $ 281,080    613,180
                                                    =========   ========

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1995
                                  (unaudited)


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

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)


(2)  Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,540 and $423 was unpaid as of September 30, 1995 and December 31, 1994, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $11,315 and $12,191 for the nine months ended September 30, 1995 and 1994, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

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

On May 23, 1995, the loan collateralized by the property located at 2659 South Austin, Chicago, Illinois was prepaid by the borrower. The total proceeds received from the prepayment were $459,103, which represented the current loan balance, accrued interest and a 2% prepayment penalty. The proceeds were distributed to the Limited Partners in July 1995.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1995
                                  (unaudited)


(4)  Subsequent Events

In October 1995, the Partnership paid a distribution of $175,948 to the Partners, of which $168,994 was distributed to the Limited Partners and $6,954 was distributed to the General Partner. Of the $168,994 distributed to the Limited Partners, $36,877 was principal amortization and the remainder was from net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units at $500 per Unit resulting in $10,064,620 of gross offering proceeds, not including the General Partner's contribution of $500. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of September 30, 1995, cumulative distributions to Limited Partners totaled $8,273,157, of which $2,896,653 represents principal amortization, payoffs on seven loans, prepayment penalties and proceeds received from the sale of three properties.

At September 30, 1995, the Partnership had cash and cash equivalents aggregating $281,080 which will be utilized for future distributions to partners and working capital requirements. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.


Results of Operations

Interest income on mortgage loans receivable decreased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to the prepayments of the mortgage loans receivable collateralized by the properties located at 2906-10 Eastwood and 2659 South Austin on July 28, 1994 and May 23, 1995, respectively.

Interest on investments increased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to the Partnership investing the proceeds received from the prepayments of the mortgage loans receivable collateralized by the properties located at 2906-10 Eastwood and 2659 South Austin until they were distributed and an increase in interest rates.

Other income increased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to the Partnership receiving a 2% prepayment penalty on the prepayment of the mortgage loan receivable collateralized by the property located at 2659 South Austin.

Property operating expenses to non-affiliates decreased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to the Partnership no longer recording the operations of properties previously owned through foreclosure.




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


                           INLAND MORTGAGE INVESTORS FUND, L.P.

                           By: Inland Real Estate Investment Corporation General Partner


                           By:   Robert D. Parks
                                 Chairman
                           Date: November 13, 1995


                           By:   Mark Zalatoris
                                 Vice President
                           Date: November 13, 1995


                           By:   Cynthia M. Hassett
                                 Principal Financial Officer and
                                 Principal Accounting Officer
                           Date: November 13, 1995