Form 10-K405
period 1995-12-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1996-04-01
CIK 786149

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1995

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                           Commission File #0-15759

                     Inland Mortgage Investors Fund, L.P.
            (Exact name of registrant as specified in its charter)

        Delaware                                        36-3436439
(State of organization)                  (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, Illinois                    60521
 (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  708-218-8000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
       None                                           None

          Securities registered pursuant to Section 12(g) of the Act:
                           LIMITED PARTNERSHIP UNITS
                               (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

The Prospectus of the Registrant dated February 12, 1986, as supplemented and filed pursuant to Rule 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I, II and III of this Annual Report on Form 10-K.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                               TABLE OF CONTENTS



                                    Part I                                Page
                                    ------                                ----

  Item  1. Business......................................................   3

  Item  2. Properties....................................................   3

  Item  3. Legal Proceedings.............................................   4

  Item  4. Submission of Matters to a Vote of Security Holders...........   4


                                    Part II
                                    -------

  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   4

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   6

  Item  8. Financial Statements and Supplementary Data...................   8

  Item  9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................  22


                                     Part III
                                     --------

  Item 10. Directors and Executive Officers of the Registrant............  22

  Item 11. Executive Compensation........................................  27

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  28

  Item 13. Certain Relationships and Related Transactions................  28


                                      Part IV
                                      -------

  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  29


  SIGNATURES.............................................................  30

                                    PART I


Item 1.  Business

The Registrant, Inland Mortgage Investors Fund, L.P. (the "Partnership"), is a limited partnership formed on December 5, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act, and will terminate on December 31, 2035 or earlier upon disposition of assets or certain other events. On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units resulting in gross offering proceeds of $10,064,620, not including $500 which is the General Partner contribution. All of the holders of these Units were admitted to the Partnership. A majority of these proceeds were used to fund first mortgage loans. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of December 31, 1995, $2,933,531 has been repaid, which includes principal amortization, payoffs on seven loans, prepayment penalties and proceeds from the sale of three properties. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's first mortgage receivable investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is engaged in the business of making and acquiring loans collateralized by mortgages on improved, income producing multi-family residential properties. As of December 31, 1995, the Partnership made and acquired mortgage loans in or near Chicago, Illinois. The loans are being serviced by Inland Mortgage Servicing Corporation, a subsidiary of the General Partner. The Partnership does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 1995.

The terms of transactions between the Partnership and Affiliates of the General Partner are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item  2. Properties

As of December 31, 1995, the Registrant owned no real properties.

On September 1, 1992, the Partnership sold the 26-unit apartment building located at 6910 North Sheridan, Chicago, Illinois to an unaffiliated third party for $625,000. Reference is made to Note 5 of the Notes to Financial Statements for further discussion on the sale of this property.

As of January 1, 1992, with consent of the borrower, an Affiliate of the General Partner began management of the properties located at 5420 North Kenmore and 712-720 West Grace in Chicago, Illinois. On May 15, 1992, the Partnership acquired title to the Kenmore property through a deed in lieu of foreclosure. On March 31, 1993, the Partnership sold the 56-unit apartment building located at 5420 North Kenmore to an unaffiliated third party for $1,000,000. Also on May 15, 1992, Inland Mortgage Investment Corporation ("IMIC"), an Affiliate which had sold the Partnership a participation in the mortgage loan collateralized by the Grace property, acquired title to the Grace property. It should also be noted that the Partnership had sold a portion of its participation interest in the mortgage loan collateralized by the Grace property to an unaffiliated third party lender. Under the Participation Agreement with the Affiliate, the Partnership and the third party lender are each entitled to their proportionate share of ownership interest in the Grace property. On October 19, 1993, IMIC sold the 34-unit apartment building located at 712-720 West Grace to an unaffiliated third party for $900,000. Reference is made to Note 5 of the Notes to Financial Statements for further discussion on the sales of these properties.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1995.


                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1995, there were 796 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to the Limited Partners. See "Liquidity Plan" and "Distribution Reinvestment Plan," page 18 and pages 37-38, respectively, of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference.

Item 6.  Selected Financial Data


                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1995, 1994, 1993, 1992 and 1991

            (not covered by the Report of Independent Accountants)

                          1995        1994        1993        1992        1991
                          ----        ----        ----        ----        ----
Total assets......... $5,923,235   6,470,865   7,142,969   7,585,470   7,371,191
                      ==========  ==========  ==========  ==========  ==========
Total income......... $  596,496     635,063     794,889     907,811     762,869
                      ==========  ==========  ==========  ==========  ==========
Income from
  operations.........    521,719     555,677     541,702     527,464     557,600
Gain on sale of
  investment property       -           -         44,434     123,476        -
                      ----------  ----------  ----------  ----------  ----------
Net income........... $  521,719     555,677     586,136     650,940     557,600
                      ==========  ==========  ==========  ==========  ==========
Income from operations
  allocated to the one
  General Partner Unit$   26,480      26,766      28,394      23,960      28,472
                      ==========  ==========  ==========  ==========  ==========
Net income per Unit
  allocated to Limited
  Partners from (b):
Operations...........      24.60       26.28       25.50       25.01       26.29
Gain on sale of
  investment property       -           -           2.21        6.14        -
                      ----------  ----------  ----------  ----------  ----------
                      $    24.60       26.28       27.71       31.15       26.29
                      ==========  ==========  ==========  ==========  ==========
Distributions to Limited
  Partners from:
Operations...........    509,563     520,964     542,105     455,310     576,882
Repayment proceeds...    530,920     671,989     326,388      44,231     370,783
                      ----------  ----------  ----------  ----------  ----------
                      $1,040,483   1,192,953     868,493     499,541     947,665
                      ==========  ==========  ==========  ==========  ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations...........      25.31       25.88       26.93       22.62       28.66
Repayment proceeds...      26.38       33.38       16.22        2.20       18.42
                      ----------  ----------  ----------  ----------  ----------
                      $    51.69       59.26       43.15       24.82       47.08
                      ==========  ==========  ==========  ==========  ==========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income and distributions per Limited Partnership Unit data are based upon the weighted average number of Units outstanding of 20,129.24.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of December 31, 1995, cumulative distributions to Limited Partners totaled $8,442,151, of which $2,933,531 represents principal amortization, payoffs on seven loans, prepayment penalties and proceeds from the sale of three properties.

At December 31, 1995, the Partnership had cash and cash equivalents aggregating $250,761 which will be utilized for future distributions to partners and working capital requirements. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.

Results of Operations

Interest income on mortgage loans receivable decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to a number of factors. On July 28, 1994 and May 23, 1995, the loans collateralized by the properties located at 2906-10 Eastwood and 2659 South Austin, respectively, were prepaid by the borrowers. Additionally, the loan collateralized by the property located at 7434-42 North Hermitage was modified in March 1995 to extend the loan for five years at an interest of 10.5% (a decrease from 11%.) These decreases in interest income were partially offset by an increase in the adjustable interest rate (5.687% to 6.747%) in the mortgage loan receivable collateralized by the property located at 7428 West Washington in April 1995. Interest income on mortgage loans receivable decreased for the year ended December 31, 1994, as compared to the year ended December 31, 1993, also due to a number of factors. On June 4, 1993, November 8, 1993 and July 28, 1994, the mortgage loans receivable collateralized by the properties located at 1728 West Farwell, 6724 Tudor Court and 2906-10 Eastwood, respectively, were prepaid by the borrowers. Additionally, the mortgage loan receivable collateralized by the property located at 7428 West Washington had a decrease in the adjustable interest rate (6.333% to 5.687%) in April 1994. This decrease in interest income was partially offset by the Partnership receiving a full year of interest on the mortgage loans receivable collateralized by the properties located at 5420 North Kenmore and 712-20 West Grace which were sold and the Partnership provided financing to the purchasers on March 31, 1993 and October 19, 1993, respectively.

Rental income, property operating expenses and depreciation expense decreased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to the Partnership selling 5420 North Kenmore and 712-720 West Grace on March 31, 1993 and October 19, 1993, respectively.

Interest on investments increased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to an increase in interest rates and the Partnership investing repayment proceeds before being distributed to the Limited Partners.

The other income recorded by the Partnership for the year ended December 31, 1995, is primarily the prepayment penalty received for the payoff of the loan collateralized by the property located at 2659 South Austin on May 23, 1995. The other income recorded by the Partnership for the year ended December 31, 1994, is primarily the prepayment penalty received from the payoff of the loan collateralized by the property located at 2906-10 Eastwood on July 28, 1994. The other income recorded by the Partnership for the year ended December 31, 1993, is primarily the prepayment penalty received from the payoff of the loan collateralized by the property located at 6724 Tudor Court on November 8, 1993.

Professional services to Affiliates increased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to an increase in accounting services required by the Partnership. Professional services to non-affiliates decreased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to the decrease in legal expenses relating to properties owned by the Partnership through foreclosure and subsequently sold.

General and administrative expenses to Affiliates decreased for the years ended December 31, 1995 and 1994, as compared to the year ended December 31, 1993, due to decreases in data processing, mortgage servicing fees and investor services expenses. This increase was partially offset by an increase in postage. General and administrative expenses to non-affiliates decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to decreases in supplies and printing expenses.

The gain on sale of investment property recorded for the year ended December 31, 1993 is a result of the sales of 5420 North Kenmore and 712-720 West Grace on March 31, 1993 and October 19, 1993, respectively. Also, an additional gain of $18,125 was recorded in 1993 from the sale of 6910 North Sheridan, which was related to the sale of that property in 1992. Reference is made to Note 3 of the Notes to Financial Statements for further discussion on sales commission to Affiliate.


Inflation

The Partnership's right to additional interest in connection with certain mortgage notes as described in Note 4 of the Notes to Financial Statements, appearing in Item 8 of this Annual Report, is intended to provide a hedge against the impact of inflation. Sharing in the increases in rent and appreciation of the value of the property collateralizing the mortgage notes should result in an increase in the total yield of the notes, thereby offsetting the effects of inflation. To date, the operations of the Partnership have not been significantly affected by inflation.

Item 8.  Financial Statements and Supplementary Data



                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)



                                     Index

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................   9

Financial Statements:

  Balance Sheets, December 31, 1995 and 1994.............................  10

  Statements of Operations, for the years
    ended December 31, 1995, 1994 and 1993...............................  11

  Statements of Partners' Capital, for the years
    ended December 31, 1995, 1994 and 1993...............................  12

  Statements of Cash Flows, for the years ended
    December 31, 1995, 1994 and 1993.....................................  13

  Notes to Financial Statements..........................................  15



Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Partners of Inland Mortgage
  Investors Fund, L.P.


We have audited the financial statements of Inland Mortgage Investors Fund, L.P. listed in the index on page 8 of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                     COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 25, 1996

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance Sheets

                          December 31, 1995 and 1994


                                    Assets
                                    ------

                                                        1995         1994
                                                        ----         ----
Cash and cash equivalents (Note 1)................ $   250,761       265,659
Accrued interest and other receivables............      47,500        59,242
Mortgage loans receivable (Note 4)................   5,624,974     6,145,964
                                                   -----------   -----------
Total assets...................................... $ 5,923,235     6,470,865
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $       858           623
  Due to Affiliates (Note 3)......................       3,740           423
  Unearned income (Note 1)........................       7,243        12,842
                                                   -----------   -----------
    Total liabilities.............................      11,841        13,888
                                                   -----------   -----------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     257,535       231,055
    Cumulative cash distributions.................    (249,319)     (222,500)
                                                   -----------   -----------
                                                         8,716         9,055
                                                   -----------   -----------
  Limited Partners:
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding at 1995 and
      1994 (net of offering costs of $1,082,660,
      of which $219,526 was paid to Affiliates)...   8,981,960     8,981,960
    Cumulative net income.........................   5,362,869     4,867,630
    Cumulative cash distributions.................  (8,442,151)   (7,401,668)
                                                   -----------   -----------
                                                     5,902,678     6,447,922
                                                   -----------   -----------
    Total Partners' capital.......................   5,911,394     6,456,977
                                                   -----------   -----------
Total liabilities and Partners' capital........... $ 5,923,235     6,470,865
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1995, 1994 and 1993


Income:                                   1995          1994          1993
                                          ----          ----          ----
  Interest and fees on mortgage loans
    receivable (Note 4)...............  $549,635       604,059       614,605
  Rental income.......................      -             -          146,180
  Interest on investments.............    36,270        25,975        18,521
  Other income........................    10,591         5,029        15,583
                                        --------      --------      --------
                                         596,496       635,063       794,889
                                        --------      --------      --------
Expenses:
  Professional services to
    Affiliates........................    17,030        17,890        15,570
  Professional services to
    non-affiliates....................    18,690        17,967        31,914
  General and administrative
    expenses to Affiliates............    32,367        34,537        39,661
  General and administrative
    expenses to non-affiliates........     6,690         8,992         5,292
  Property operating expenses
    to Affiliates.....................      -             -            8,012
  Property operating expenses
    to non-affiliates.................      -             -          123,830
  Depreciation........................      -             -           28,908
                                        --------      --------      --------
                                          74,777        79,386       253,187
                                        --------      --------      --------
Income from operations................   521,719       555,677       541,702
Gain on sale of investment property...      -             -           44,434
                                        --------      --------      --------
Net income............................  $521,719       555,677       586,136
                                        ========      ========      ========
Net income allocated to (Note 2):
  General Partner.....................  $ 26,480        26,766        28,394
  Limited Partners....................   495,239       528,911       557,742
                                        --------      --------      --------
Net income............................  $521,719       555,677       586,136
                                        ========      ========      ========
Net income from operations allocated
  to the one General Partner Unit.....  $ 26,480        26,766        28,394
                                        ========      ========      ========
Net income allocated to Limited
  Partners per Limited Partnership
  Units of 20,129.24..................   $ 24.60         26.28         27.71
                                        ========      ========      ========


                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1995, 1994 and 1993


                                        General      Limited
                                        Partner      Partners       Total
                                       ---------    ----------    ----------
Balance at January 1, 1993..........    $  9,837     7,422,715     7,432,552


Net income for the year ended
  December 31, 1993.................      28,394       557,742       586,136
Distributions to Partners ($43.15 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (28,523)     (868,493)     (897,016)
                                       ---------    ----------    ----------
Balance at December 31, 1993........       9,708     7,111,964     7,121,672


Net income for the year ended
  December 31, 1994.................      26,766       528,911       555,677
Distributions to Partners ($59.26 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (27,419)   (1,192,953)   (1,220,372)
                                       ---------    ----------    ----------
Balance at December 31, 1994........       9,055     6,447,922     6,456,977


Net income for the year ended
  December 31, 1995.................      26,480       495,239       521,719
Distributions to Partners ($51.69 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (26,819)   (1,040,483)   (1,067,302)
                                       ---------    ----------    ----------
Balance at December 31, 1995........    $  8,716     5,902,678     5,911,394
                                       =========    ==========    ==========

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1995, 1994 and 1993

                                               1995          1994       1993
                                           -----------   ----------   --------
Cash flows from operating activities:
  Net income.............................  $   521,719      555,677    586,136
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation.........................            -            -     28,908
    Gain on sale of investment
     properties..........................            -            -    (44,434)
    Unearned income......................       (5,599)      (6,809)    (5,061)
    Changes in assets and liabilities:
      Accrued interest and other
       receivables.......................       11,742        5,092     (9,012)
      Prepaid expenses...................            -            -      2,708
      Deposits and other assets..........            -            -      6,489
      Accounts payable...................          235         (704)    (8,074)
      Due to Affiliates..................        3,317          104     (4,581)
      Deposits held for others...........            -            -      8,771
      Accrued real estate taxes..........            -            -    (79,890)
                                           -----------   ----------   --------
Net cash provided by operating
 activities..............................      531,414      553,360    481,960
                                           -----------   ----------   --------
Cash flows from investing activities:
  Principal payments collected (net).....      520,990      418,382    826,802
  Participations reacquired..............            -            -   (394,661)
  Additions to investment properties.....            -            -     (2,992)
  Proceeds from sale of investment
   properties............................            -            -    165,557
                                           -----------   ----------   --------
Net cash provided by investing
 activities..............................      520,990      418,382    594,706
                                           -----------   ----------   --------
Cash flows from financing activities:
  Distributions paid.....................   (1,067,302)  (1,220,372)  (897,016)
                                           -----------   ----------   --------
Net cash used in financing
 activities..............................   (1,067,302)  (1,220,372)  (897,016)
                                           -----------   ----------   --------
Net increase (decrease) in cash and
 cash equivalents........................      (14,898)    (248,630)   179,650
Cash and cash equivalents at
 beginning of year.......................      265,659      514,289    334,639
                                           -----------   ----------   --------
Cash and cash equivalents at
 end of year.............................  $   250,761      265,659    514,289
                                           ===========   ==========   ========

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows
                                  (continued)

             For the years ended December 31, 1995, 1994 and 1993


                                                 1995       1994        1993
                                               ---------  ---------  ----------
Sales of investment properties (Note 5):
  Addition to mortgage loans
   receivable................................  $      -          -   (1,295,307)
  Reduction of investment properties.........         -          -    1,522,029
  Reduction of accumulated
   depreciation..............................         -          -      (62,813)
  Due to Affiliates for deferred
   sales commission (Note 3).................         -          -      (18,125)
  Security deposits and rent.................         -          -      (24,661)
  Gain on sale of investment
   properties................................         -          -       44,434
                                               ---------  ---------  ----------
  Proceeds from sale of investment
   properties................................  $      -          -      165,557
                                               =========  =========  ==========

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1995, 1994 and 1993

(1) Organization and Basis of Accounting

Inland Mortgage Investors Fund, L.P. (the "Partnership") was organized on December 5, 1985, pursuant to the Delaware Revised Uniform Limited Partnership Act, to make or acquire loans collateralized by mortgages on improved, income-producing multi-family residential properties in or near the Chicago metropolitan area. On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units at $500 per Unit resulting in $10,064,620 of gross offering proceeds, not including the General Partner's contribution of $500. Inland Real Estate Investment Corporation is the General Partner.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

Loan assumption fees received are deferred as unearned income and amortized over the remaining life of the related loan.

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost which approximates fair value due to the short maturity of those instruments.

Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies.

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at December 31, 1995 approximates their carrying value.

Interest income on mortgage loans receivable is accrued when earned. The accrual of interest, on loans that are in default, is discontinued when, in the opinion of the General Partner, the borrower has not complied with loan work-out arrangements. Once a loan has been placed on a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement. The Partnership intends to pursue collection of all amounts currently due from the borrowers.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

The Partnership sold four participations in mortgage loans receivable which yielded the Partnership a return which is greater than the return based on the stated interest rate of the instrument. The differential between the stated rate and the interest rate paid to the participant was recognized as income over the term of the mortgage loan.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

The Partnership records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). The Federal income tax return has been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts as adjusted for Federal income tax reporting purposes. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows:

                                     1995                      1994
                             ----------------------   ----------------------
                                GAAP         Tax         GAAP         Tax
                                Basis       Basis        Basis       Basis
                             ----------   ---------   ----------   ---------
Total assets................ $5,923,235   5,923,235   $6,470,865   6,470,865

Partners' capital:
  General Partner...........      8,716       1,614        9,055       1,614
  Limited Partners..........  5,902,678   5,909,780    6,447,922   6,455,363

Net income:
  General Partner...........     26,480      26,819       26,766      27,419
  Limited Partners..........    495,239     494,900      528,911     528,258

Net income per Limited
  Partnership Unit..........      24.60       24.59        26.28       26.24

(2) Partnership Agreement

The Partnership Agreement defines the distribution of Operating Cash Flow. Such Operating Cash Flow will be distributed 90% to the Limited Partners and 10% to the General Partner. Of the 10% of Operating Cash Flow allocated to the General Partner, one-half shall be subordinated to the Limited Partners' receipt of a Cumulative Preferred Return of 14% per annum. Distributions of Loan Repayment Proceeds will be distributed first to Limited Partners in proportion to their participating percentages until they have received an amount equal to their Invested Capital plus any deficiency in the Cumulative Preferred Return. Thereafter, any remaining Repayment Proceeds which are available for distribution will be distributed 90% to the Limited Partners and 10% to the General Partner.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The General Partner will be allocated net operating profits of the Partnership in an amount equal to the greater of 1% of net operating profits or the amount of the General Partner's distributive share of Operating Cash Flow, with the balance of such net operating profits allocated to the Limited Partners. The General Partner will be allocated net operating profits from repayments in an amount equal to the General Partner's distributive share of Repayment Proceeds, with the balance of such net operating profits allocated to the Limited Partners. Net operating losses will be allocated 1% to the General Partner and 99% to the Limited Partners.


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $3,740 and $423 was unpaid as of December 31, 1995 and 1994, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $14,838 in 1995, $16,040 in 1994 and $16,336 in 1993 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

An Affiliate of the General Partner earned Property Management Fees in connection with managing the Partnership's properties in prior years. Such fees of $8,012 in 1993 have been incurred and paid to the Affiliate and are included in the Partnership's property operating expenses to Affiliates. No Property Management Fees were incurred in 1995 or 1994.

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

(4) Mortgage Loans Receivable

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

Mortgage loans receivable consist of the following:

                                                                                                                   Balance at
                            Interest                         Balloon                         Monthly              December 31,
                             Rate at       Maturity            at                            P & I         -------------------------
  Property Location         12/31/95         Date           Maturity       Prepayment       Payments          1995           1994
- ---------------------       --------       --------       -----------      ----------       --------       ----------     ----------
Penn./Kenilworth, (A)          8.9%        January          $958,742      No Prepayment      $8,564        $  976,695        991,805
   Glen Ellyn                               1997

5830 W. 87th Street, (A,C)     8.9%        January           430,612      No Prepayment       3,847           438,675        445,461
   Burbank                                  1997

7428 W. Washington, (C)        6.747%      March             823,307      At any time         6,261           846,712        864,927
   Forest Park                              1997                          without penalty

2659 S. Austin, (B,C,E)          -           -                  -               -               -                -           448,981
   Cicero

7434-42 N. Hermitage, (F)     10.5%        March             549,602      No Prepayment       5,673           585,029        591,094
   Chicago                                  2000

Indian Trail Road, (A)         9.9%        August            971,567      No Prepayment       9,311         1,008,854      1,020,096
   Aurora                                   1998

6910 N. Sheridan, (D)          9.75%       August            477,099      60 days notice      4,425           497,312        501,685
   Chicago                                  1999                          & 3% penalty

5420 N. Kenmore, (D)           9.5%        March             801,193      60 days notice      7,147           834,842        840,978
   Chicago                                  2000                          & 3% penalty

712-20 W. Grace, (D)           8.00%       October           411,808      At any time         3,268           436,855        440,937
   Chicago                                  2000                          without penalty                  ----------     ----------
                                                                                                           $5,624,974      6,145,964
                                                                                                           ==========     ==========

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(A) These notes include provisions that entitle the Partnership to additional interest based on percentages (25-55%) of the excess of gross operating income of the properties over specified base rental income amounts plus percentages (25-50%) of the appreciated value of the property at maturity, defined as the difference between the market value of the properties at maturity and specified amounts. During 1995 and 1994, the Partnership received $14,808 and $11,264, respectively, in such additional interest based on percentages of operating income from the properties.

(B) On April 1, 1988,  the  Partnership  sold  participations in first mortgage loans aggregating $1,000,000. The participation percentage ranged from approximately 20% to 40% at an annual interest rate of 9.75%. The Participant, an unrelated third party lender, participated in payments in accordance to its participating percentage. On July 9, 1993, the Partnership reacquired the participations in the first mortgage loans from the unaffiliated third party lender. The balances of these participations at payoff were:
                         2659 South Austin, Cicero       $182,892
                         6724 Tudor Court, Westmont        77,007
                         2906-10 Eastwood, Chicago        134,762
                                                         --------
                                                         $394,661

    The Partnership was able to reacquire these participations after receiving proceeds from the prepayment of the 1728 West Farwell mortgage loan receivable in June 1993. The General Partner believed it was in the best interest of the Partnership to reacquire the participations, which were at a 9.75% interest rate. The original first mortgage loans had interest rates of 11%, 11.5% and 11.375% for Austin, Tudor and Eastwood, respectively.

(C) These mortgage loans have been assumed by the purchasers of the property collateralizing the loans. The terms of these loans were not changed by the assumption and the Partnership's approval of the purchasers was required prior to the assumption. The Partnership has also received fees ranging from 1% to 2% in connection with the assumptions, which are amortized and recognized as income over the remaining terms of the loans.

(D) These mortgage loans are collateralized by properties which the Partnership, or an Affiliate of the General Partner, previously owned through foreclosure. The properties were sold to unaffiliated third parties and financing was provided by the Partnership. Reference is made to Note 5 of the Notes to Financial Statements for further discussion on the sales of these properties.

(E) On May 23, 1995, the loan collateralized by the property located at 2659 South Austin, Chicago was prepaid by the borrower. The total proceeds received from the prepayment were $459,103, which represented the current loan balance, accrued interest and a 2% prepayment penalty. The proceeds were distributed to the Limited Partners in July 1995.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(F) Effective March 1, 1995, the Partnership and the borrower have agreed to extend the loan collateralized by the property located at 7434-42 North Hermitage, Chicago, for an additional five years. The new loan will be paid based on a 30-year amortization schedule at an interest rate of 10.5% per annum and a balloon payment due March 2000.


(5) Sales of Investment Properties

5420 North Kenmore; Chicago, Illinois

On March 31, 1993, the Partnership sold the 56-unit apartment building located at 5420 North Kenmore to an unaffiliated third party for $1,000,000. The Partnership provided financing in the amount of $850,000. The amount financed will be paid based on a 30-year amortization schedule at an interest rate of 9.5% per annum and a balloon payment due March 2000. The original loan made by the Partnership on this property was $900,000. The Partnership acquired a deed in lieu of foreclosure on this property on May 15, 1992 and recorded it as an investment in property at an amount of $964,741, net of $36,308 in accumulated depreciation through March 1993. The gain on sale recorded by the Partnership for this property was $4,609, net of costs of sale of $30,650. In connection with the sale of this property, a sales commission of $27,500, that has not been included in the costs of sale, may be payable to an Affiliate of the General Partner to the extent that the Limited Partners have received their Original Capital plus a return thereon as specified in the Partnership Agreement. A portion of the net cash received was used to replenish the Partnership's working capital reserve up to 1% of gross offering proceeds. The balance of the net cash received was distributed to investors in April 1993.

712-720 West Grace; Chicago, Illinois

On October 19, 1993, Inland Mortgage Investment Corporation ("IMIC") sold the 34-unit apartment building located at 712-720 West Grace to an unaffiliated third party for $900,000. IMIC provided financing in the amount of $765,000. The amount financed will be paid based on a 30-year amortization schedule at an interest rate of 8% per annum and a balloon payment October 2000. The Partnership's share of the new loan was $445,307. The original participation made by the Partnership, net of the portion sold to the third party lender, was $482,000. The Partnership was recording this property as an investment in property as of May 15, 1992 at an amount of $494,479, net of $26,501 in accumulated depreciation through October 1993. The gain on sale recorded by the Partnership for the property was $21,700, net of costs of sale of $7,711. In connection with the sale of this property, a sales commission of $14,553, that has not been included in the costs of sale, may be payable to an Affiliate of the General Partner to the extent that the Limited Partners have received their Original Capital plus a return thereon as specified in the Partnership Agreement. The net cash received was distributed to investors in January 1994.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


6910 North Sheridan Road; Chicago, Illinois

On September 1, 1992, the Partnership sold the 26-unit apartment building located at 6910 North Sheridan Road to an unaffiliated third party for $625,000. The Partnership provided financing in the amount of $510,103. The amount financed will be paid based on a 30-year amortization schedule with an interest rate of 9.75% per annum and a balloon payment due in seven years. The original loan made by the Partnership on this property was $500,000. The Partnership acquired title to this property on August 29, 1991 and recorded it as an investment in property at an amount of $472,736, net of $54,365 in accumulated depreciation. The gain on sale recorded by the Partnership for this property was $123,476 for 1992 and $18,125 for 1993. The net cash received was used to replenish the Partnership's working capital reserve for 1988 and 1989 delinquent real estate taxes paid when this property was acquired. In connection with the sale of this property, a sales commission of $18,125, that has not been included in the costs of sale, may be payable to an Affiliate of the General Partner to the extent that the Limited Partners have received their Original Capital plus a return thereon as specified in the Partnership Agreement.


(6) Subsequent Events

In January 1996, the Partnership paid a distribution of $144,320 to the Partners of which $137,977 was distributed to the Limited Partners and $6,343 was distributed to the General Partner. Of the $137,977 distributed to the Limited Partners, $17,466 was repayment proceeds and the remainder was net interest income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1995.



                                   PART III


Item 10. Directors and Executive Officers of the Registrant

The General Partner of the Partnership, Inland Real Estate Investment Corporation, was organized in 1984 for the purpose of acting as general partner of limited partnerships formed to acquire, own and operate real property, and make and acquire loans collateralized by mortgages on improved, income producing multi-family residential properties. The General Partner is a wholly-owned subsidiary of The Inland Group, Inc. In 1990, Inland Real Estate Investment Corporation became the replacement General Partner for an additional 301 privately-offered real estate limited partnerships syndicated by
Affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The relationship of the General Partner to its Affiliates is described under the caption "Conflicts of Interest" at pages 10 and 11 of the Prospectus, incorporated herein by reference.

Officers and Directors

The officers, directors and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                                       Functional Title
                                       ----------------

Daniel L. Goodwin..........  Chairman and Chief Executive Officer
Robert H. Baum.............  Executive Vice President-General Counsel
G. Joseph Cosenza..........  Senior Vice President-Acquisitions
Robert D. Parks............  Senior Vice President-Investments
Catherine L. Lynch.........  Treasurer
Roberta S. Matlin..........  Assistant Vice President-Investments
Mark Zalatoris.............  Assistant Vice President-Due Diligence
Patricia A. Challenger.....  Vice President-Asset Management
Frances C. Panico..........  Vice President-Mortgage Corporation
Raymond E. Petersen........  Vice President-Mortgage Corporation
Paul J. Wheeler............  Vice President-Personal Financial Services Group
Cynthia M. Hassett.........  Assistant Vice President-Partnership Accounting
Venton J. Carlston.........  Assistant Controller

    DANIEL L. GOODWIN (age 52) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was also Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the President of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 25 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized reference book for the management of residential properties.

Mr. Goodwin serves on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. He served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Illinois Benedictine College. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees. He also serves as the Chairman of the Illinois Speaker of the House of Representatives Club, and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease last year, and on June 9, he received the 1995 March of Dimes Birth Defects Foundation Life Achievement Award.

    ROBERT H. BAUM (age 52) has been with Inland since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association, as well as a member of several bar associations. Mr. Baum has been admitted to practice before the Supreme Courts of the United States and the State of Illinois, as well as the bars of several federal courts of appeals and federal district courts. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 52) joined Inland in 1968. Mr. Cosenza, is a director, Vice Chairman and Chief Executive Officer of the Inland Group Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of five persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods. Mr. Cosenza received his B.A. degree from Northeastern Illinois University and his M.S. degree from Northern Illinois University. From 1967 to 1968, Mr. Cosenza taught at the LaGrange School District in Hodgkins, and from 1968 to 1972, he served as Assistant Principal and teacher in the Wheeling School District. He has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute. Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage and part owner of American National Bank of DuPage and Burbank State Bank, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace.

    ROBERT D. PARKS (age 52) joined Inland in 1968. He is Director of The Inland Group, Inc. and is President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and is Director of Inland Securities Corporation. Mr. Parks is responsible for the ongoing administration of existing partnerships, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all limited partnership interests nationwide and has overall responsibility for the portfolio management of all partnership investments and investor relations. Mr. Parks received his B.A. degree from Northeastern Illinois University and M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and a licensed real estate broker. He is a member of the Real Estate Investment Association and a member of the board of NAREIT.

    CATHERINE L. LYNCH (age 37) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 51)  joined  Inland  in 1984 as Director of Investor
Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 38) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 43) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate salesperson, NASD registered securities sales representative and is a member of the Urban Land Institute.

    FRANCES C. PANICO (age 46) joined Inland in 1972 and is currently President of Inland Mortgage Servicing Corporation. Ms. Panico oversees the operation of loan services, which has a loan portfolio in excess of $612 million. She previously supervised the origination, processing and underwriting of single-family mortgages, and she packaged and sold mortgages to secondary markets. Ms. Panico's other primary duties at Inland have included coordinating collection procedures and overseeing the default analysis and resolution process. Ms. Panico received her B.A. in Business and Communication from Northern Illinois University in 1972.

    RAYMOND E. PETERSEN (age 56) joined Inland in 1981. Mr. Petersen is responsible for the selection and approval of all corporate and limited partnership financing, as well as for the daily supervision of the commercial lending activity of Inland Mortgage Corporation, where he is President. For the six years prior to joining Inland, Mr. Petersen was affiliated with the mortgage banking firm of Downs, Mohl Mortgage Corporation, serving as President and Chief Executive Officer. Previously he was also associated with the mortgage banking houses of B.B. Cohen & Company and Percy Wilson Mortgage and Finance Corporation. Mr. Petersen's professional credentials include a B.A. degree from DePaul University, senior membership in the National Association of Review Appraisers, state license as a real estate broker and licensed securities representative. Mr. Petersen was also a Director and Chairman of the Asset and Liability Committee of American National Bank of Downers Grove.

    PAUL J. WHEELER (age 43) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc. and President of Inland Securities Corporation, Inland's broker/dealer. Mr. Wheeler received his B.A. degree in Economics from DePauw University and an M.B.A. in Finance/Accounting from Northwestern University. Mr. Wheeler is a Certified Public Accountant, a licensed real estate broker and is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and is a Vice President of Inland Real Estate Investment Corporation. Ms. Hassett is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 38) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

Item 11. Executive Compensation

The General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, as described under the caption "Cash Distributions" and a share of profit and losses as described under the caption "Allocation of Profits or Losses" of the Prospectus.

The Partnership is permitted to engage in various transactions involving Affiliates of the General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 8 and 9, "Conflicts of Interest" at pages 10 and 11 of the Prospectus and at pages A-9 through A-17 of the Partnership Agreement, which is incorporated herein by reference. The relationship of the General Partner (and its directors and officers) to its Affiliates is set forth above in Item 10.

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1995, costs relating to such services were $34,559, of which $3,740 was unpaid as of December 31, 1995.

A subsidiary of the General Partner earned mortgage servicing fees of $14,838 in 1995, in connection with servicing the Partnership's mortgage loans receivable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The Liquidity Plan (page 18 of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1995:

                           Amount and Nature
                             of Beneficial            Percent
    Title of Class             Ownership              of Class
    --------------         -----------------          --------

    Limited Partnership    5,561.83 Units directly     27.63%
     Units

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1995:

                           Amount and Nature
                             of Beneficial          Percent
    Title of Class             Ownership            of Class
    --------------         -----------------        --------

    Limited Partnership    243.27 Units directly    1.21%
     Units

    No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Units of the Partnership.

    All of the outstanding shares of the General Partner of the Partnership are owned by an Affiliate or its officers and directors as set forth above in
    Item 10.

(c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

There were no significant transactions or business relationships with the General Partner, Affiliates or their management other than those described in Items 10 and 11 above. Reference is made to Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) for information regarding related party transactions.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) The financial statements listed in the index on page 8 of this Annual Report are filed as part of this Annual Report.

(b) Exhibits. The following documents are filed as part of this Report:

    3 Amended and Restated Agreement of Limited Partnership and Certificate of Limited Partnership, included as Exhibits A and B to the Prospectus dated February 12, 1986, as supplemented, are incorporated herein by reference thereto.

    28 Prospectus dated February 12, 1986, as supplemented, included in Post-Effective Amendment No. 2 to Form S-11 Registration Statement, File No. 33-2377, is incorporated herein by reference thereto.

(c) Financial Statement Schedules:

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(d) Reports on Form 8-K

    No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.


No Annual Report or proxy material for the year 1995 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INLAND MORTGAGE INVESTORS FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 28, 1996



                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 28, 1996



                            By:   Cynthia M. Hassett
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 28, 1996



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 28, 1996



                            By:   Robert H. Baum
                                  Director
                            Date: March 28, 1996