Form 10-Q
period 1996-03-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1996-05-14
CIK 786149

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q



 [X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934


                For the Quarterly Period Ended March 31, 1996

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


                                   N/A
                -------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

                      INLAND MORTGAGE INVESTORS FUND, L.P.
                             (a limited partnership)

                                 Balance  Sheets

                      March 31, 1996 and December 31, 1995
                                   (unaudited)


                                     Assets

                                                         1996         1995
                                                         ----         ----
 Cash and cash equivalents (Note 1)................ $   243,526       250,761
 Accrued interest and other receivables............      47,409        47,500
 Mortgage loans receivable (Note 3)................   5,606,139     5,624,974
                                                    ------------   -----------

 Total assets...................................... $ 5,897,074     5,923,235
                                                    ============   ===========


                        Liabilities and Partners' Capital
                        ---------------------------------

 Liabilities:
   Accounts payable................................ $     8,915           858
   Due to Affiliates (Note 2)......................       8,155         3,740
   Unearned income (Note 1)........................       6,393         7,243
                                                    ------------   -----------

     Total liabilities.............................      23,463        11,841
                                                    ------------   -----------
 Partners' capital (Notes 1 and 2):
   General Partner:
     Capital contribution..........................         500           500
     Cumulative net income.........................     263,577       257,535
     Cumulative cash distributions.................    (255,662)     (249,319)
                                                    ------------   -----------

                                                          8,415         8,716
                                                    ------------   -----------

   Limited Partners:
     Units of $500. Authorized 40,000 Units,
       20,129.24 Units outstanding at 1995 and
       1994 (net of offering costs of $1,082,660,
       of which $219,526 was paid to Affiliates)...   8,981,960     8,981,960
     Cumulative net income.........................   5,463,364     5,362,869
     Cumulative cash distributions.................  (8,580,128)   (8,442,151)
                                                    ------------   -----------

                                                      5,865,196     5,902,678
                                                    ------------   -----------

     Total Partners' capital.......................   5,873,611     5,911,394
                                                    ------------   -----------

 Total liabilities and Partners' capital........... $ 5,897,074     5,923,235
                                                    ============   ===========

                 See accompanying notes to financial statements.

                       INLAND MORTGAGE INVESTORS FUND L.P.
                             (a limited partnership)

                            Statements of Operations

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


 Income:                                                 1996          1995
                                                         ----          ----
   Interest and fees on mortgage loans receivable
     (Note 3)......................................   $ 131,519       143,810
   Interest on investments.........................       6,529         7,918
   Other income....................................         992          -
                                                      ---------     ---------
                                                        139,040       151,728
                                                      ---------     ---------
 Expenses:
   Professional services to Affiliates.............       3,133         4,271
   Professional services to non-affiliates.........      18,500        17,800
   General and administrative expenses to
     Affiliates....................................       7,683         7,753
   General and administrative expenses to
     non-affiliates................................       3,187         2,766
                                                      ---------     ---------

                                                         32,503        32,590
                                                      ---------     ---------

 Net income........................................   $ 106,537       119,138
                                                      =========     =========

 Net income allocated to:
   General Partner.................................       6,042         6,696
   Limited Partners................................     100,495       112,442
                                                      ---------     ---------

 Net income......................................     $ 106,537       119,138
                                                      =========     =========
 Net income allocated to the one General Partner
   Unit............................................   $   6,042         6,696
                                                      =========     =========

 Net income allocated to Limited Partners per
   Limited Partnership Units of 20,129.24..........   $    4.99          5.59
                                                      =========     =========

                 See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND, L.P.
                             (a limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                         1996          1995
                                                         ----          ----
 Cash flows from operating activities:
   Net income......................................  $  106,537       119,138
   Adjustments to reconcile net income to
       net cash provided by operating activities:
     Unearned income...............................        (850)       (1,078)
     Changes in assets and liabilities:
       Accrued interest and other receivables......          91           246
       Accounts payable............................       8,057         1,398
       Due to Affiliates...........................       4,415         6,176
                                                     ----------    ----------

 Net cash provided by operating activities.........     118,250       125,880
                                                     ----------    ----------
 Cash flows from investing activities:
   Principal payments collected....................      18,835        18,853
                                                     ----------    ----------

 Net cash provided by investing activities.........      18,835        18,853
                                                     ----------    ----------
 Cash flows from financing activities:
   Distributions paid..............................    (144,320)     (152,087)
                                                     ----------    ----------

 Net cash used in financing activities.............    (144,320)     (152,087)
                                                     ----------    ----------

 Net decrease in cash and cash equivalents.........      (7,235)       (7,354)
 Cash and cash equivalents at beginning of period..     250,761       265,659
                                                     ----------    ----------

 Cash and cash equivalents at end of period........  $  243,526       258,305
                                                     ==========    ==========

                 See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements

                                 March 31, 1996
                                   (unaudited)


Readers of this Quarterly Report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.


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

The Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates fair value due to the short maturity of those instruments.

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at March 31, 1996 approximates their carrying value.

                      INLAND MORTGAGE INVESTORS FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $8,155 and $3,740 was unpaid as of March 31, 1996 and December 31, 1995, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $3,511 and $3,837 for the three months ended March 31, 1996 and 1995, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

                      INLAND MORTGAGE INVESTORS FUND, L.P.
                             (a limited partnership)

                          Notes to Financial Statements
                                   (continued)

                                 March 31, 1996
                                   (unaudited)



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


(3) Mortgage Loans Receivable

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

(4) Subsequent Events

On April 2, 1996, the loan collateralized by the property located at 5420 North Kenmore, Chicago was prepaid by the borrower. The total proceeds received from the prepayment were $840,077, which represented the current loan balance and accrued interest. The proceeds were distributed to the Limited Partners in April 1996.

In April 1996, the Partnership paid a distribution of $969,890 to the Partners, of which $963,848 was distributed to the Limited Partners and $6,042 was distributed to the General Partner. Of the $963,848 distributed to the Limited Partners, $849,049 was principal amortization and principal prepayment of the loan collateralized by the property located at 5420 North Kenmore and the remainder was from net interest income.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of March 31, 1996, cumulative distributions to Limited Partners totaled $8,580,128, of which $2,950,996 represents principal amortization, payoffs on seven loans, prepayment penalties and proceeds from the sale of three properties.

At March 31, 1996, the Partnership had cash and cash equivalents aggregating $243,526 which will be utilized for future distributions to partners and working capital requirements. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.

At March 31, 1996, the Partnership had eight mortgage loans receivable totaling $5,606,139. The maturity dates range from January 1997 to October 2000. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The maturity dates of the eight remaining mortgage loans receivable range from January 1997 to October 2000. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

Interest income on mortgage loans receivable decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due primarily to the prepayment of the mortgage loan receivable collateralized by the property located at 2659 South Austin on May 23, 1995. Additionally, the loan collateralized by the property located at 7434-42 North Hermitage was modified in March 1995 to extend the loan for five years at an interest rate of 10.5% (a decrease from 11%). This decrease was partially offset by an increase in interest income on mortgage loans receivable due to an increase in the adjustable interest rate (5.687% to 6.747%) of the mortgage loan receivable collateralized by the property located at 7428 West Washington in April 1995.

Interest on investments decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in interest rates.

Professional services to Affiliates decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to a decrease in legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to an increase in outside accounting fees.

General and administrative expenses to non-affiliates increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, primarily due to an increase in postage costs.




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


                             INLAND MORTGAGE INVESTORS FUND, L.P.

                             By: Inland Real Estate Investment Corporation General Partner


                                   /S/ ROBERT D. PARKS
                             By:   Robert D. Parks
                                   Chairman
                             Date: May 13, 1996


                                   /S/ MARK ZALATORIS
                             By:   Mark Zalatoris
                                   Vice President
                             Date: May 13, 1996


                                   /S/ CYNTHIA M. HASSETT
                             By:   Cynthia M. Hassett
                                   Principal Financial Officer and
                                   Principal Accounting Officer
                             Date: May 13, 1996