Form 10-Q
period 1996-06-30
INLAND MORTGAGE INVESTORS FUND LP
filed 1996-08-12
CIK 786149

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1996

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


    For the transition period from_______________to_____________________


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


                                     N/A
                (Former name, former address and former fiscal
                     year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    --   --

                    INLAND MORTGAGE INVESTORS FUND, L.P.
                           (a limited partnership)

                               Balance  Sheets

                     June 30, 1996 and December 31, 1995
                                 (unaudited)


                                   Assets

                                                           1996             1995
                                                           ----             ----
Cash and cash equivalents (Note 1)................      $ 1,243,816         250,761
Accrued interest and other receivables............           42,421          47,500
Mortgage loans receivable (Note 3)................        3,739,114       5,624,974
                                                        -----------     -----------
Total assets......................................      $ 5,025,351       5,923,235
                                                        ============    ============

                       Liabilities and Partners' Capital
Liabilities:
   Accounts payable................................     $       506             858
   Due to Affiliates (Note 2)......................             465           3,740
   Unearned income (Note 1)........................           5,543           7,243
                                                        -----------     -----------
     Total liabilities.............................           6,514          11,841
                                                        ============    ============
Partners' capital (Notes 1 and 2):
   General Partner:
     Capital contribution..........................             500             500
     Cumulative net income.........................         268,100         257,535
     Cumulative cash distributions.................        (261,704)       (249,319)
                                                        ------------    ------------
                                                              6,896           8,716
                                                        -----------     -----------
   Limited Partners:
     Units of $500. Authorized 40,000 Units,
       20,129.24 Units outstanding at 1995 and
       1994 (net of offering costs of $1,082,660,
       of which $219,526 was paid to Affiliates)...       8,981,960       8,981,960
     Cumulative net income.........................       5,573,957       5,362,869
     Cumulative cash distributions.................      (9,543,976)     (8,442,151)
                                                        ------------    ------------
                                                          5,011,941       5,902,678
                                                        ------------    ------------
     Total Partners' capital.......................       5,018,837       5,911,394
                                                        ------------    ------------
Total liabilities and Partners' capital...........      $ 5,025,351       5,923,235
                                                        ============    ============

See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND L.P.
                           (a limited partnership)

                           Statements of Operations

          For the three and six months ended June 30, 1996 and 1995
                                 (unaudited)

                                                    Three months                     Six months
                                                        ended                           ended
                                                       June 30,                        June 30,
                                                    ------------                     ----------
      Income:                                      1996            1995            1996            1995
        Interest and fees on mortgage
          loans receivable (Note 3)......       $ 112,101         142,451         243,620         286,261
        Interest on investments..........           9,772          10,818          16,301          18,736
        Other income.....................           7,167           8,940           8,159           8,940
                                                ---------         -------         -------         -------
                                                  129,040         162,209         268,080         313,937
                                                ---------         -------         -------         -------
      Expenses:
        Professional services to
            Affiliates..................            2,834           3,486           5,967           7,757
        Professional services to
            non-affiliates..............              446             890          18,946          18,690
        General and administrative
            expenses to Affiliates......            7,801           9,199          15,484          16,952
        General and administrative
            expenses to non-affiliates..            2,843           3,063           6,030           5,829
                                                ---------         -------         -------         -------
                                                   13,924          16,638          46,427          49,228
                                                ---------         -------         -------         -------
     Net income.........................        $ 115,116         145,571         221,653         264,709
                                               ==========       ==========      ==========      ==========

     Net income allocated to:
        General Partner..................           4,523           6,488          10,565          13,184
        Limited Partners.................         110,593         139,083         211,088         251,525
                                                ---------         -------         -------         -------
     Net income..........................       $ 115,116         145,571         221,653         264,709
                                               ==========       ==========      ==========      ==========

     Net income allocated to the one
        General Partner Unit.............       $   4,523           6,488          10,565          13,184
                                               ==========       ==========      ==========      ==========

     Net income allocated to Limited
        Partners per Limited Partnership
        Units of 20,129.24...............       $    5.50            6.91           10.49           12.50
                                               ==========      ===========     ===========       =========



               See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                           (a limited partnership)

                           Statements of Cash Flows

               For the six months ended June 30, 1996 and 1995
                                 (unaudited)


                                                                     1996            1995
                                                                     ----            ----
Cash flows from operating activities:
        Net income......................................        $   221,653         264,709
        Adjustments to reconcile net income to net cash
          provided by operating activities:
          Unearned income...............................             (1,700)         (3,899)
          Changes in assets and liabilities:
            Accrued interest and other receivables......              5,079             922
            Accounts payable............................               (352)            288
            Due to Affiliates...........................             (3,275)           (119)
                                                                -----------     -----------
Net cash provided by operating activities...............            221,405         261,901
                                                                -----------     -----------
Cash flows from investing activities:
  Principal payments collected..........................          1,885,860         484,528
                                                                -----------     -----------
Net cash provided by investing activities...............          1,885,860         484,528
                                                                -----------     -----------
Cash flows from financing activities:
  Distributions paid..............................               (1,114,210)       (304,855)
                                                                -----------     -----------
Net cash used in financing activities...................         (1,114,210)       (304,855)
                                                                -----------     -----------
Net increase in cash and cash equivalents...............            993,055         441,574
Cash and cash equivalents at beginning of period........            250,761         265,659
                                                                -----------     -----------
Cash and cash equivalents at end of period..............        $ 1,243,816         707,233
                                                                ===========     ===========
















               See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements

                                June 30, 1996
                                 (unaudited)


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

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at June 30, 1996 approximates their carrying value.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



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


(2)     Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $465 and $3,740 was unpaid as of June 30, 1996 and December 31, 1995, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $6,576 and $7,570 for the six months ended June 30, 1996 and 1995, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                           (a limited partnership)

                        Notes to Financial Statements
                                 (continued)

                                June 30, 1996
                                 (unaudited)



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

On June 18, 1996, the loan collateralized by the property located at 712-720 West Grace, Chicago was prepaid by the borrower. The Partnership received its share of the proceeds received from the prepayment of $435,834, which represented the current loan balance and accrued interest.

On June 27, 1996, the loan collateralized by the property located at 7434-7442 North Hermitage, Chicago was prepaid by the borrower. The total proceeds received from the prepayment were $591,906, which represented the current loan balance, accrued interest and a 1% prepayment penalty.


(4)     Subsequent Events

In July 1996, the Partnership paid a distribution of $110,959 to the Partners, of which $106,436 was distributed to the Limited Partners and $4,523 was distributed to the General Partner. Of the $106,436 distributed to the Limited Partners, $20,493 was principal amortization and the remainder was from net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of June 30, 1996, cumulative distributions to Limited Partners totaled $9,543,976, of which $3,800,045 represents principal amortization, payoffs on eight loans, prepayment penalties and proceeds from the sale of three properties.

At June 30, 1996, the Partnership had cash and cash equivalents aggregating $1,243,816 which will be utilized for future distributions to partners and working capital requirements. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.

At June 30, 1996, the Partnership had five mortgage loans receivable totaling $3,739,114. The maturity dates range from January 1997 to August 1999. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The maturity dates of the five remaining mortgage loans receivable range from January 1997 to August 1999. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

Interest income on mortgage loans receivable decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to the prepayments of four of the Partnership's mortgage loans receivable (2659 South Austin prepaid on May 23, 1995, 5420 North Kenmore prepaid on April 2, 1996, 712-720 West Grace prepaid on June 18, 1996 and 7434-7442 North Hermitage prepaid on June 27, 1996). This decrease was partially offset by an increase in interest income on mortgage loans receivable due to an increase in the adjustable interest rate (6.747% to 6.975%) of the mortgage loan receivable collateralized by the property located at 7428 West Washington in April 1996.

Interest on investments decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in interest rates.

Professional services to Affiliates decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due to a decrease in legal and accounting services required by the Partnership.

General and administrative expenses decreased for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, due primarily to the decrease in mortgage servicing fees on the Partnership's mortgage loans receivables as they are prepaid.



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


        INLAND MORTGAGE INVESTORS FUND, L.P.

        By:             Inland Real Estate Investment Corporation
                        General Partner


                        /S/ ROBERT D. PARKS

        By:             Robert D. Parks
                        Chairman
        Date:           August 12, 1996


                        /S/ MARK ZALATORIS

        By:             Mark Zalatoris
                        Vice President
        Date:           August 12, 1996


                        /S/ CYNTHIA M. HASSETT

        By:             Cynthia M. Hassett
                        Principal Financial Officer and
                        Principal Accounting Officer
        Date:           August 12, 1996