Form 10-Q
period 1996-09-30
INLAND MORTGAGE INVESTORS FUND LP
filed 1996-11-13
CIK 786149

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


             For the Quarterly Period Ended September 30, 1996

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


2901 Butterfield Road, Oak Brook, Illinois                 60521
(Address of principal executive office)                   (Zip code)


     Registrant's telephone number, including area code:  630-218-8000


                                  N/A
              (Former name, former address and former fiscal
                    year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets

                   September 30, 1996 and December 31, 1995
                                  (unaudited)

                                    Assets
                                    ------
                                                        1996         1995
                                                        ----         ----
Cash and cash equivalents (Note 1)................ $ 1,225,365       250,761
Accrued interest and other receivables............      34,125        47,500

Investment in mortgage loans receivable:
  Mortgage loans receivable (Note 3)..............   2,724,498     5,624,974
  Mortgage loans in substantive foreclosure
    (Notes 1, 3 and 4)............................   1,000,722          -
                                                   ------------  ------------
                                                     3,725,220     5,624,974
                                                   ------------  ------------
Total assets...................................... $ 4,984,710     5,923,235
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $      -              858
  Due to Affiliates (Note 2)......................         402         3,740
  Unearned income (Note 1)........................       4,693         7,243
                                                   ------------  ------------
    Total liabilities.............................       5,095        11,841
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 5):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     271,814       257,535
    Cumulative cash distributions.................    (266,227)     (249,319)
                                                   ------------  ------------
                                                         6,087         8,716
                                                   ------------  ------------
  Limited Partners:
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding at 1996 and
      1995 (net of offering costs of $1,082,660,
      of which $219,526 was paid to Affiliates)...   8,981,960     8,981,960
    Cumulative net income.........................   5,641,978     5,362,869
    Cumulative cash distributions.................  (9,650,410)   (8,442,151)
                                                   ------------  ------------
                                                     4,973,528     5,902,678
                                                   ------------  ------------
    Total Partners' capital.......................   4,979,615     5,911,394
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 4,984,710     5,923,235
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                         Three months           Nine months
                                            ended                   ended
                                         September 30,          September 30,
                                         -------------          -------------
Income:                                1996       1995        1996       1995
                                       ----       ----        ----       ----
  Interest and fees on mortgage
    loans receivable (Note 3)...... $  63,608    131,714    307,228    417,975
  Interest on investments..........    19,532     10,071     35,833     28,807
  Other income.....................     1,351        300      9,510      9,240
                                    ---------- ---------- ---------- ----------
                                       84,491    142,085    352,571    456,022
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     3,076      5,052      9,043     12,809
  Professional services to
    non-affiliates.................      -          -        18,946     18,690
  General and administrative
    expenses to Affiliates.........     7,677      8,109     23,161     25,061
  General and administrative
    expenses to non-affiliates.....     2,003       (725)     8,033      5,104
                                    ---------- ---------- ---------- ----------
                                       12,756     12,436     59,183     61,664
                                    ---------- ---------- ---------- ----------
Net income......................... $  71,735    129,649    293,388    394,358
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................     3,714      6,953     14,279     20,137
  Limited Partners.................    68,021    122,696    279,109    374,221
                                    ---------- ---------- ---------- ----------
Net income......................... $  71,735    129,649    293,388    394,358
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $   3,714      6,953     14,279     20,137
                                    ========== ========== ========== ==========

Net income allocated to Limited
  Partners per Limited Partnership
  Units of 20,129.24............... $    3.38       6.09      13.87      18.59
                                    ========== ========== ========== ==========




                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)



                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
  Net income...................................... $   293,388       394,358
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Unearned income...............................      (2,550)       (4,749)
    Changes in assets and liabilities:
      Accrued interest and other receivables......      13,375        11,653
      Accounts payable............................        (858)         (128)
      Due to Affiliates...........................      (3,338)        2,117
                                                   ------------  ------------
Net cash provided by operating activities.........     300,017       403,251
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................   1,899,754       503,524
                                                   ------------  ------------
Net cash provided by investing activities.........   1,899,754       503,524
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................  (1,225,167)     (891,354)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,225,167)     (891,354)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........     974,604        15,421
Cash and cash equivalents at beginning of period..     250,761       265,659
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,225,365       281,080
                                                   ============  ============
















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1996
                                  (unaudited)


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

The fair value of the mortgage loans receivable and related mortgage interest receivable is based upon contractual payments to be received and current market interest rates for issuance of mortgage loans with similar terms and maturities. The estimated fair value of the mortgage loans receivable at September 30, 1996 approximates their carrying value.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



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

Loans are classified in substantive foreclosure when a determination has been made that the borrower meets the following criteria:

  1) The borrower has little or no equity in the collateral, considering the current fair value of the collateral; and

  2) Proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and

  3)  The borrower has either:

      a) Formally or effectively abandoned control of the collateral to the creditors; or

      b) Retained control of the collateral but, because of the current financial condition of the borrower or the economic prospects for the borrower and/or the collateral in the foreseeable future, it is doubtful that the borrower will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

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

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1996
                                  (unaudited)



(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $402 and $3,740 was unpaid as of September 30, 1996 and December 31, 1995, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $8,701 and $11,315 for the nine months ended September 30, 1996 and 1995, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

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

                              September 30, 1996
                                  (unaudited)



On June 27, 1996, the loan collateralized by the property located at 7434-7442 North Hermitage, Chicago was prepaid by the borrower. The total proceeds received from the prepayment were $591,906, which represented the current loan balance, accrued interest and a 1% prepayment penalty.


(4) Mortgage Loans in Substantive Foreclosure

As of September 1996, with consent of the borrower, an Affiliate of the General Partner began management of the property located at Indian Trail Road, Aurora, Illinois. The Partnership has begun foreclosure proceedings to gain title to the property.


(5) Subsequent Events

In October 1996, the Partnership paid a distribution of $88,160 to the Partners, of which $84,447 was distributed to the Limited Partners and $3,713 was distributed to the General Partner. Of the $84,447 distributed to the Limited Partners, $13,893 was principal amortization and the remainder was from net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of September 30, 1996, cumulative distributions to Limited Partners totaled $9,650,410, of which $3,820,538 represents principal amortization, payoffs on eight loans, prepayment penalties and proceeds from the sale of three properties.

At September 30, 1996, the Partnership had cash and cash equivalents aggregating $1,225,365 which will be utilized for future distributions to partners and working capital requirements. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.

At September 30, 1996, the Partnership had five mortgage loans receivable totaling $3,725,220. The maturity dates range from January 1997 to August 1999. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

The maturity dates of the five remaining mortgage loans receivable range from January 1997 to August 1999. As the loans are repaid by the borrowers and Repayment Proceeds are distributed to the Limited Partners, interest income will decrease accordingly.

Interest income on mortgage loans receivable decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due primarily to the prepayments of four of the Partnership's mortgage loans receivable (2659 South Austin prepaid on May 23, 1995, 5420 North Kenmore prepaid on April 2, 1996, 712-720 West Grace prepaid on June 18, 1996 and 7434-7442 North Hermitage prepaid on June 27, 1996). In addition to the loan prepayments, interest income decreased due to the Partnership discontinuing accruing interest on the mortgage loan receivable collateralized by the property located at Indian Trail Road, Aurora, Illinois. As of September 30, 1996, the Partnership is owed interest of $27,057 for the period from July to September 1996. The loan on this property, previously recorded as a mortgage loan receivable, is being recorded as a mortgage loan in substantive foreclosure as of September 30, 1996. This decrease was partially offset by an increase in interest income on mortgage loans receivable due to an increase in the adjustable interest rate (6.747% to 6.975%) of the mortgage loan receivable collateralized by the property located at 7428 West Washington in April 1996.

Interest on investments increased for the three and nine months ended September 30, 1996, as compared to the three and nine months months ended September 30, 1995, due to the Partnership investing proceeds before being distributed to the Partners.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to decreases in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due primarily to the decrease in mortgage servicing fees on the Partnership's mortgage loans receivables as they are prepaid. General and administrative expenses to non-affiliates increased for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, due to increases in supplies and filing fees.




                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INLAND MORTGAGE INVESTORS FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 13, 1996


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 13, 1996


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 13, 1996