Form 10-K405
period 1996-12-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1997-03-27
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1996

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

                       INLAND MORTGAGE INVESTORS FUND, L.P.
                              (a limited partnership)

                                 TABLE OF CONTENTS



                                      Part I                              Page
                                      ------                              ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   3

  Item  3. Legal Proceedings.............................................   3

  Item  4. Submission of Matters to a Vote of Security Holders...........   3


                                      Part II
                                      -------
  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   4

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   6

  Item  8. Financial Statements and Supplementary Data...................   8

  Item  9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................  20


                                     Part III
                                     --------
  Item 10. Directors and Executive Officers of the Registrant............  20

  Item 11. Executive Compensation........................................  25

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  26

  Item 13. Certain Relationships and Related Transactions................  26


                                      Part IV
                                      -------

  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  27


  SIGNATURES.............................................................  28

                                    PART I


Item 1.  Business

The Registrant, Inland Mortgage Investors Fund, L.P. (the "Partnership"), is a limited partnership formed on December 5, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act. On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units resulting in gross offering proceeds of $10,064,620, not including $500 which is the General Partner contribution. All of the holders of these Units were admitted to the Partnership. A majority of these proceeds were used to fund first mortgage loans. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of offering proceeds collected, net of participations. As of December 31, 1996, $3,834,431 has been repaid, which includes principal amortization, payoffs on eight loans, prepayment penalties and proceeds from the sale of three properties. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's first mortgage receivable investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

The Partnership is  engaged  in  the  business  of  making  and acquiring loans
collateralized  by  mortgages   on   improved,  income  producing  multi-family
residential properties in or near Chicago, Illinois. The loans are being serviced by Inland Mortgage Servicing Corporation, a subsidiary of the General Partner. The Partnership does not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 1996.

The terms of transactions between the Partnership and Affiliates of the General Partner are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item  2. Properties

The Partnership owns no real properties.


Item  3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1996.

                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1996, there were 743 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to the Limited Partners. See "Liquidity Plan" and "Distribution Reinvestment Plan," page 18 and pages 37-38, respectively, of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference. At this time, there are no Limited Partners participating in the DRP.

Item 6.  Selected Financial Data


                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

            (not covered by the Report of Independent Accountants)

                          1996        1995        1994        1993        1992
                          ----        ----        ----        ----        ----
Total assets......... $4,965,920   5,923,235   6,470,865   7,142,969   7,585,470
                      =========== =========== =========== =========== ==========
Total income......... $  434,350     596,496     635,063     794,889     907,811
                      =========== =========== =========== =========== ==========
Income from
  operations.........    361,529     521,719     555,677     541,702     527,464
Gain on sale of
  investment property       -           -           -         44,434     123,476
                      ----------- ----------- ----------- ----------- ----------
Net income........... $  361,529     521,719     555,677     586,136     650,940
                      =========== =========== =========== =========== ==========
Income from operations
  allocated to the one
  General Partner Unit$   17,786      26,480      26,766      28,394      23,960
                      =========== =========== =========== =========== ==========
Net income per Unit
  allocated to Limited
  Partners from (b):
Operations...........      17.08       24.60       26.28       25.50       25.01
Gain on sale of
  investment property       -           -           -           2.21        6.14
                      ----------- ----------- ----------- ----------- ----------
                      $    17.08       24.60       26.28       27.71       31.15
                      =========== =========== =========== =========== ==========
Distributions to Limited
  Partners from:
Operations...........    391,806     509,563     520,964     542,105     455,310
Repayment proceeds...    900,900     530,920     671,989     326,388      44,231
                      ----------- ----------- ----------- ----------- ----------
                      $1,292,706   1,040,483   1,192,953     868,493     499,541
                      =========== =========== =========== =========== ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations...........      19.46       25.31       25.88       26.93       22.62
Repayment proceeds...      44.76       26.38       33.38       16.22        2.20
                      ----------- ----------- ----------- ----------- ----------
                      $    64.22       51.69       59.26       43.15       24.82
                      =========== =========== =========== =========== ==========

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of December 31, 1996, cumulative distributions to Limited Partners totaled $9,734,857, of which $3,834,431 represents principal amortization, payoffs on eight loans, prepayment penalties and proceeds from the sale of three properties.

At December 31, 1996, the Partnership had cash and cash equivalents aggregating $1,226,087 which will be utilized for future distributions to partners and working capital requirements. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.

Results of Operations

Interest income on mortgage loans receivable decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the prepayments of four of the Partnership's mortgage loans receivable (2659 South Austin prepaid on May 23, 1995, 5420 North Kenmore prepaid on April 2, 1996,
712-720 West Grace prepaid on June 18, 1996 and 7434-7442 North Hermitage prepaid on June 27, 1996). In addition to the loan prepayments, interest income decreased due to the Partnership discontinuing accruing interest on the mortgage loan receivable collateralized by the property located at Indian Trail Road, Aurora, Illinois. As of December 31, 1996, the Partnership is owed interest of $49,404 for the period from July to December 1996. The loan on this property, previously recorded as a mortgage loan receivable, is being recorded as a mortgage loan in substantive foreclosure as of September 30, 1996. These decreases in interest income were partially offset by an increase in the adjustable interest rate (6.747% to 6.975%) in the mortgage loan receivable collateralized by the property located at 7428 West Washington in April 1996.

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

Interest on investments increased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due to an increase in interest rates and the Partnership investing repayment proceeds before being distributed to the Limited Partners.

The other income recorded by the Partnership for the year ended December 31, 1996, is primarily the prepayment penalty received for the payoff of the loan collateralized by the property located at 7434-7442 North Hermitage on June 27, 1996 and late charges received on the Partnership's other mortgage loans receivable. The other income recorded by the Partnership for the year ended December 31, 1995, is primarily the prepayment penalty received for the payoff of the loan collateralized by the property located at 2659 South Austin on May 23, 1995. The other income recorded by the Partnership for the year ended December 31, 1994, is primarily the prepayment penalty received from the payoff of the loan collateralized by the property located at 2906-10 Eastwood on July 28, 1994.

Professional services to Affiliates decreased for the year ended December 31, 1996, as compared to the years ended December 31, 1995 and 1994, due primarily to a decrease in accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the years ended December 31, 1996 and 1995, as compared to the year ended December 31, 1994, due primarily to a decrease in mortgage servicing fees on the Partnership's mortgage loans receivable as they are prepaid. General and administrative expenses to non-affiliates increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to increases in supplies and filing fees. General and administrative expenses to non-affiliates decreased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, due to decreases in supplies and printing expenses.


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

Item 8.  Financial Statements and Supplementary Data



                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)



                                     Index
                                     -----
                                                                          Page
                                                                          ----
Report of Independent Accountants........................................   9

Financial Statements:

  Balance Sheets, December 31, 1996 and 1995.............................  10

  Statements of Operations, for the years
    ended December 31, 1996, 1995 and 1994...............................  11

  Statements of Partners' Capital, for the years
    ended December 31, 1996, 1995 and 1994...............................  12

  Statements of Cash Flows, for the years ended
    December 31, 1996, 1995 and 1994.....................................  13

  Notes to Financial Statements..........................................  14



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                         COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 17, 1997

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets

                          December 31, 1996 and 1995


                                    Assets
                                    ------
                                                        1996         1995
                                                        ----         ----
Cash and cash equivalents (Note 1)................ $ 1,226,087       250,761
Accrued interest and other receivables............      26,667        47,500

Investment in mortgage loans receivable:
  Mortgage loans receivable (Note 4)..............   2,712,445     5,624,974
  Mortgage loans in substantive foreclosure
    (Note 1, 4 and 5).............................   1,000,721          -
                                                   ------------  ------------
                                                     3,713,166     5,624,974
                                                   ------------  ------------
Total assets...................................... $ 4,965,920     5,923,235
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $        52           858
  Due to Affiliates (Note 3)......................       2,429         3,740
  Unearned income (Note 1)........................       3,843         7,243
                                                   ------------  ------------
    Total liabilities.............................       6,324        11,841
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     275,321       257,535
    Cumulative cash distributions.................    (269,940)     (249,319)
                                                   ------------  ------------
                                                         5,881         8,716
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding at 1996 and
      1995 (net of offering costs of $1,082,660,
      of which $219,526 was paid to Affiliates)...   8,981,960     8,981,960
    Cumulative net income.........................   5,706,612     5,362,869
    Cumulative cash distributions.................  (9,734,857)   (8,442,151)
                                                   ------------  ------------
                                                     4,953,715     5,902,678
                                                   ------------  ------------
    Total Partners' capital.......................   4,959,596     5,911,394
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 4,965,920     5,923,235
                                                   ============  ============

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1996, 1995 and 1994



Income:                                   1996          1995         1994
  Interest and fees on mortgage loans     ----          ----         ----
    receivable (Note 4)............. $   371,225       549,635       604,059
  Interest on investments...........      53,615        36,270        25,975
  Other income......................       9,510        10,591         5,029
                                     ------------  ------------  ------------
                                         434,350       596,496       635,063
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................      13,455        17,030        17,890
  Professional services to
    non-affiliates..................      18,946        18,690        17,967
  General and administrative
    expenses to Affiliates..........      32,173        32,367        34,537
  General and administrative
    expenses to non-affiliates......       8,247         6,690         8,992
                                     ------------  ------------  ------------
                                          72,821        74,777        79,386
                                     ------------  ------------  ------------
Net income.......................... $   361,529       521,719       555,677
                                     ============  ============  ============
Net income allocated to (Note 2):
  General Partner...................      17,786        26,480        26,766
  Limited Partners..................     343,743       495,239       528,911
                                     ------------  ------------  ------------
Net income.......................... $   361,529       521,719       555,677
                                     ============  ============  ============
Net income from operations allocated
  to the one General Partner Unit... $    17,786        26,480        26,766
                                     ============  ============  ============
Net income allocated to Limited
  Partners per Limited Partnership
  Units of 20,129.24................ $     17.08         24.60         26.28
                                     ============  ============  ============













                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1996, 1995 and 1994



                                        General      Limited
                                        Partner      Partners       Total
                                     ------------  ------------  ------------
Balance at January 1, 1994.......... $     9,708     7,111,964     7,121,672


Net income..........................      26,766       528,911       555,677
Distributions to Partners ($59.26 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (27,419)   (1,192,953)   (1,220,372)
                                     ------------  ------------  ------------
Balance at December 31, 1994........       9,055     6,447,922     6,456,977


Net income..........................      26,480       495,239       521,719
Distributions to Partners ($51.69 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (26,819)   (1,040,483)   (1,067,302)
                                     ------------  ------------  ------------
Balance at December 31, 1995........       8,716     5,902,678     5,911,394


Net income..........................      17,786       343,743       361,529
Distributions to Partners ($64.22 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (20,621)   (1,292,706)   (1,313,327)
                                     ------------  ------------  ------------
Balance at December 31, 1996........ $     5,881     4,953,715     4,959,596
                                     ============  ============  ============


















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1996, 1995 and 1994



                                          1996          1995          1994
Cash flows from operating activities:     ----          ----          ----
  Net income........................ $   361,529       521,719       555,677
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Unearned income.................      (3,400)       (5,599)       (6,809)
    Changes in assets and liabilities:
       Accrued interest and other
         receivables................      20,833        11,742         5,092
       Accounts payable.............        (806)          235          (704)
       Due to Affiliates............      (1,311)        3,317           104
Net cash provided by operating       ------------  ------------  ------------
  activities........................     376,845       531,414       553,360
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Principal payments collected (net)   1,911,808       520,990       418,382
Net cash provided by investing       ------------  ------------  ------------
  activities........................   1,911,808       520,990       418,382
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Distributions paid................  (1,313,327)   (1,067,302)   (1,220,372)
Net cash used in financing           ------------  ------------  ------------
  activities........................  (1,313,327)   (1,067,302)   (1,220,372)
Net increase (decrease) in cash and  ------------  ------------  ------------
  cash equivalents..................     975,326       (14,898)     (248,630)
Cash and cash equivalents at
  beginning of year.................     250,761       265,659       514,289
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $ 1,226,087       250,761       265,659
                                     ============  ============  ============
















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1996, 1995 and 1994

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

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Interest income on mortgage loans receivable is accrued when earned. The accrual of interest, on loans that are in default, is discontinued when, in the opinion of the General Partner, the borrower has not complied with loan work-out arrangements. Once a loan has been placed on a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement. The General Partner evaluates the collectibility of the mortgage loans on a quarterly basis. This evaluation includes determining the valuation of the underlying operating property subject to the mortgage. Should a portion of the principal of the mortgage loan be considered unrecoverable either through collection or foreclosure, a provision would be made to reduce the carrying amount of the mortgage loans. The Partnership intends to pursue collection of all amounts currently due from the borrowers.

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

                                       1996                      1995
                             ------------------------- -----------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- -----------   ----------- -----------
Total assets................ $4,965,920   4,965,920     5,923,235    5,923,235

Partners' capital:
  General Partner...........      5,881       1,614         8,716        1,614
  Limited Partners..........  4,953,715   4,957,981     5,902,678    5,909,780

Net income:
  General Partner...........     17,786      20,621        26,480       26,819
  Limited Partners..........    343,743     340,908       495,239      494,900

Net income per Limited
  Partnership Unit..........      17.08       16.94         24.60        24.59

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


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,429 and $3,740 was unpaid as of December 31, 1996 and 1995, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $11,444 in 1996, $14,838 in 1995 and $16,040 in 1994 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

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

                                            INLAND MORTGAGE INVESTORS FUND, L.P.
                                                   (a limited partnership)

                                                Notes to Financial Statements
                                                         (continued)

(4) Investments in Mortgage Loans Receivable

Mortgage loans receivable and mortgage  loans  in  substantive  foreclosure  are  collateralized  by first mortgages and wrap mortgages on multi-family residential  properties  located  in  Chicago,  Illinois  or  its surrounding metropolitan area. As additional collateral, the Partnership  holds  assignments  of  rents  and  leases  or  personal guarantees of the borrowers.
Generally, the mortgage notes are payable in equal monthly installments based on 20 or 30 year amortization periods.

Mortgage loans receivable and mortgage loans in substantive foreclosure consist of the following:

                                                                                                     Balance at
                           Interest                 Balloon                      Monthly             December 31,
                           Rate at      Maturity      at                          P & I       --------------------------
  Property Location        12/31/96       Date      Maturity    Prepayment      Payments          1996          1995
-----------------------    --------    ---------   ----------   -------------   ---------     -----------   ------------
Penn./Kenilworth, (A,F)     8.9%       January     $ 958,742    No Prepayment   $ 8,564       $  960,185       976,695
   Glen Ellyn                           1997

5830 W. 87th Street, (A,F)  8.9%       January       430,612    No Prepayment     3,847          431,260       438,675
   Burbank                              1997

7428 W. Washington,         6.975%     March         823,803    At any time       6,375          828,508       846,712
   Forest Park                          1997                    without penalty

7434-42 N. Hermitage, (C)    -            -             -            -             -                -          585,029
   Chicago

Indian Trail Road, (A,G)    9.9%       August        971,567    No Prepayment     9,311        1,000,721     1,008,854
   Aurora                               1998

6910 N. Sheridan, (B)       9.75%      August        477,099    60 days notice    4,425          492,492       497,312
   Chicago                              1999                    & 3% penalty

5420 N. Kenmore, (B,D)       -            -             -            -             -                -          834,842
   Chicago

712-20 W. Grace, (B,E)       -            -             -            -             -                -          436,855
   Chicago                                                                                    -----------   -----------
                                                                                              $3,713,166     5,624,974
                                                                                              ===========   ===========



                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(A) These notes include provisions that entitle the Partnership to additional interest based on percentages (25-55%) of the excess of gross operating income of the properties over specified base rental income amounts plus percentages (25-50%) of the appreciated value of the property at maturity, defined as the difference between the market value of the properties at maturity and specified amounts. During 1996 and 1995, the Partnership received $19,350 and $14,808, respectively, in such additional interest based on percentages of operating income from the properties.

(B) These mortgage loans are collateralized by properties which the Partnership, or an Affiliate of the General Partner, previously owned through foreclosure. The properties were sold to unaffiliated third parties and financing was provided by the Partnership.

(C) Effective March 1, 1995, the Partnership and the borrower have agreed to extend the loan collateralized by the property located at 7434-42 North Hermitage, Chicago, for an additional five years. On June 27, 1996, the loan was prepaid by the borrower. The total proceeds received from the prepayment were $591,906, which represented the current loan balance, accrued interest and 1% prepayment penalty. The proceeds were distributed to the Limited Partners in January 1997.

(D) On April 2, 1996, the loan collateralized by the property located at 5420 North Kenmore, Chicago was prepaid by the borrower. The total proceeds received from the prepayment were $840,077, which represented the current loan balance and accrued interest. The proceeds were distributed to the Limited Partners in April 1996.

(E) On June 18, 1996, the loan collateralized by the property located at 712-720 West Grace, Chicago was prepaid by the borrower. The Partnership received its share of the proceeds received from the prepayment of $435,834, which represented the current loan balance and accrued interest. The proceeds were distributed to the Limited Partners in January 1997.

(F) This mortgage loan was paid in 1997.  See Note 6.

(G) This mortgage loan is in substantive foreclosure.  See Note 5.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(5) Mortgage Loans in Substantive Foreclosure

As of September 30, 1996, with consent of the borrower, an Affiliate of the General Partner began management of the property located at Indian Trail Road, Aurora, Illinois. The Partnership has begun foreclosure proceedings to gain title to the property.


(6) Subsequent Events

In January 1997, the Partnership paid a distribution of $1,104,329 to the Partners of which $1,100,822 was distributed to the Limited Partners and $3,507 was distributed to the General Partner. Of the $1,100,822 distributed to the Limited Partners, $1,034,190 was repayment proceeds and the remainder was net interest income.

In January 1997, the loan collateralized by the property located at 5830 West 87th Street, Burbank, Illinois, with an original maturity of January 1997, was extended for three months until March 1997, with an option to extend to June 1999. The interest rate of 8.9% remains the same.

On January 28, 1997, the loan collateralized by the property located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois matured. The total proceeds received at maturity were $1,023,078, which represented the loan balance, accrued interest, accrued additional interest and 50% of the appreciated value of the property at maturity.

On February 13, 1997, the loan collateralized by the property located at 5830 West 87th Street, Burbank, Illinois prepaid. The total proceeds received at maturity were $447,191, which represented the loan balance, accrued interest, accrued additional interest and 50% of the appreciated value of the property at maturity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1996.



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

Officers and Directors

The officers, directors and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                                  Functional Title
                                  ----------------

Daniel L. Goodwin..........  Chairman and Chief Executive Officer
Robert H. Baum.............  Executive Vice President-General Counsel
G. Joseph Cosenza..........  Senior Vice President-Acquisitions
Robert D. Parks............  Senior Vice President-Investments
Catherine L. Lynch.........  Treasurer
Roberta S. Matlin..........  Assistant Vice President-Investments
Mark Zalatoris.............  Assistant Vice President-Due Diligence
Patricia A. Challenger.....  Vice President-Asset Management
Frances C. Panico..........  Vice President-Mortgage Corporation
Raymond E. Petersen........  Vice President-Mortgage Corporation
Paul J. Wheeler............  Vice President-Personal Financial Services Group
Kelly Tucek................  Assistant Vice President-Partnership Accounting
Cynthia M. Hassett.........  Assistant Vice President-Partnership Accounting
Venton J. Carlston.........  Assistant Controller

    DANIEL L. GOODWIN (age 53) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a Director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. He has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 6 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the 1980's Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Also, Mr. Goodwin serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot
Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to train disabled students in the workplace. Most of these students are still employed at Inland today, and Inland has become one of the largest employers of the disabled in DuPage County. He has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

Mr. Goodwin served as a member of Governor Jim Edgar's Transition Team. In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and has been the General Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth. He served as the recent Chairman of the Speakers Club of the Illinois House of Representatives. In March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1997 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry.

    ROBERT H. BAUM (age 53) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with all outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 53) is a Director and Vice Chairman of The Inland Group, Inc. Mr. Cosenza oversees, coordinates and directs Inland's many enterprises and, in addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

Mr. Cosenza received his B.A. Degree from Northeastern Illinois University and his M.S. Degree from Northern Illinois University. From 1967 to 1968, he taught at the LaGrange School District in Hodgkins, Illinois and from 1968 to 1972, he served as Assistant Principal and taught in the Wheeling, Illinois School District. Mr. Cosenza has been a licensed real estate broker since 1968 and an active member of various national and local real estate associations, including the National Association of Realtors and the Urban Land Institute.

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester, Illinois.

    ROBERT D. PARKS (age 53) is Director of The Inland Group, Inc., President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. degree from Northeastern Illinois University and his M.A. degree from the University of Chicago. He is a registered Direct Participation Program Principal with the National Association of Securities Dealers, Inc., and he is a member of the Real Estate Investment Association and a member of NAREIT.

    CATHERINE L. LYNCH (age 38) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 52) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 39) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 44) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her bachelor's degree from George
Washington University and her master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    FRANCES C. PANICO (age 47) joined Inland in 1972 after earning a B.A. degree from Northern Illinois University in Business and Communication. She is currently President of Inland Mortgage Servicing Corporation, Sr. Vice President of Inland Mortgage Investment Corporation and Sr. Vice President of Inland Mortgage Corporation. Ms. Panico oversees the operation of loan services, which has a loan portfolio in excess of $430 million. She is a member of the loan committee which approves loans funded by IMIC and IMC. She monitors IMIC's assets, and is the business person in charge of loans in foreclosure. She previously served on the Board of Directos for Burbank State Bank and supervised the origination, processing and underwriting of single-family mortgages. Ms. Panico also packaged and sold loans to Freddie Mac.

    RAYMOND E. PETERSEN (age 57) joined The Inland Group in 1981 and is President of the Inland Mortgage Corporation and Senior Vice President of Inland Mortgage Investment Corporation and Inland Mortgage Servicing Corporation. Mr. Petersen is responsible for the selection and approval of all corporate and limited partnership financing, as well as for the daily supervision of the commercial lending activity of Inland Mortgage Corporation which has, over the last six years, made or arranged over $2 billion of financing. For the six years prior to joining The Inland Group, Inc., Mr. Petersen was affiliated with the mortgage banking firm of Downs, Mohl Mortgage Corporation, serving as President and Chief Executive Officer. Previously he was also associated with the mortgage banking houses of B.B. Cohen & Company and Percy Wilson Mortgage and Finance Corporation. Mr. Petersen's professional credentials include a B.A. degree from DePaul University, senior membership in the National Association of Review Appraisers, state licensed as a real estate broker and licensed securities representative. Mr. Petersen was also a Director and Chairman of the Asset and Liability Committee of American National Bank of Downers Grove and currently serves as a Director of Westbank of Westchester, Illinois.

    PAUL J. WHEELER (age 44) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    KELLY TUCEK (age 34) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    CYNTHIA M. HASSETT (age 37) joined Inland in 1983 and was a Vice President of Inland Real Estate Investment Corporation. Through August 1996, Ms. Hassett was responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Hassett was on the audit staff of Altschuler, Melvoin and Glasser since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Hassett is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

    VENTON J. CARLSTON (age 39) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.


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

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1996, costs relating to such services were $34,184, of which $2,429 was unpaid as of December 31, 1996.

A subsidiary of the General Partner earned mortgage servicing fees of $11,444 in 1996, in connection with servicing the Partnership's mortgage loans receivable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The Liquidity Plan (page 18 of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1996:


                                 Amount and Nature
                                   of Beneficial           Percent
    Title of Class                   Ownership             of Class
    ---------------              -----------------         --------
    Limited Partnership          6,370.22 Units directly    31.65%
     Units

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1996:

                                 Amount and Nature
                                   of Beneficial           Percent
    Title of Class                   Ownership             of Class
    ---------------              -----------------         --------
    Limited Partnership          243.27 Units directly     1.21%
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

    27 Financial Data Schedule

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



No Annual Report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MORTGAGE INVESTORS FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner



                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 24, 1997



                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 24, 1997



                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 24, 1997



                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 24, 1997



                            By:   Robert H. Baum
                                  Director
                            Date: March 24, 1997