Form 10-Q
period 1997-03-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1997-05-14
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1997

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

                     March 31, 1997 and December 31, 1996
                                  (unaudited)

                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $ 2,388,804     1,226,087
Accrued interest and other receivables............      96,694        26,667
Investment in mortgage loans receivable:
  Mortgage loans receivable (Notes 3 and 5).......     491,213     2,712,445
  Mortgage loans in substantive foreclosure
    (Note 1, 4 and 5).............................   1,000,721     1,000,721
                                                   ------------  ------------
                                                     1,491,934     3,713,166
                                                   ------------  ------------
Total assets...................................... $ 3,977,432     4,965,920
                                                   ============  ============

                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $     8,800            52
  Due to Affiliates (Note 2)......................      17,872         2,429
  Unearned income (Note 1)........................       2,642         3,843
                                                   ------------  ------------
    Total liabilities.............................      29,314         6,324
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     277,317       275,321
    Cumulative cash distributions.................    (273,447)     (269,940)
                                                   ------------  ------------
                                                         4,370         5,881
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding (net of
      offering costs of $1,082,660, of which
      $219,526 was paid to Affiliates)............   8,981,960     8,981,960
    Cumulative net income.........................   5,797,468     5,706,612
    Cumulative cash distributions................. (10,835,680)   (9,734,857)
                                                   ------------  ------------
                                                     3,943,748     4,953,715
                                                   ------------  ------------
    Total Partners' capital.......................   3,948,118     4,959,596
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 3,977,432     4,965,920
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)


Income:                                                1997          1996
  Interest and fees on mortgage loans receivable       ----          ----
    (Note 3)...................................... $    40,500       131,519
  Interest on investments.........................      18,760         6,529
  Other income....................................      74,659           992
                                                   ------------  ------------
                                                       133,919       139,040
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       4,362         3,133
  Professional services to non-affiliates.........      18,870        18,500
  General and administrative expenses to
    Affiliates....................................      15,071         7,683
  General and administrative expenses to
    non-affiliates................................       2,764         3,187
                                                   ------------  ------------
                                                        41,067        32,503
                                                   ------------  ------------
Net income........................................ $    92,852       106,537
                                                   ============  ============

Net income allocated to:
  General Partner.................................       1,996         6,042
  Limited Partners................................      90,856       100,495
                                                   ------------  ------------
Net income......................................   $    92,852       106,537
                                                   ============  ============
Net income allocated to the one General Partner
  Unit............................................ $     1,996         6,042
                                                   ============  ============

Net income allocated to Limited Partners per
  Limited Partnership Units of 20,129.24.......... $      4.51          4.99
                                                   ============  ============












                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
                                                       ----          ----
Cash flows from operating activities:
  Net income...................................... $    92,852       106,537
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Unearned income...............................      (1,201)         (850)
    Changes in assets and liabilities:
      Accrued interest and other receivables......     (70,027)           91
      Accounts payable............................       8,748         8,057
      Due to Affiliates...........................      15,443         4,415
                                                   ------------  ------------
Net cash provided by operating activities.........      45,815       118,250
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................   2,221,232        18,835
                                                   ------------  ------------
Net cash provided by investing activities.........   2,221,232        18,835
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................  (1,104,330)     (144,320)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,104,330)     (144,320)
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................   1,162,717        (7,235)
Cash and cash equivalents at beginning of period..   1,226,087       250,761
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 2,388,804       243,526
                                                   ============  ============
















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1997
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.


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

                                March 31, 1997
                                  (unaudited)


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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $17,872 and $2,429 was unpaid as of March 31, 1997 and December 31, 1996, respectively.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, services the Partnership's mortgage loans receivable. Its services include processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership is obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,001 and $3,511 for the three months ended March 31, 1997 and 1996, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

In connection with  the  previous  sales  of  6910  North  Sheridan, 5420 North
Kenmore and 712-720 West Grace, sales commissions of $18,125, $27,500 and $14,553, respectively, that have not been included in the costs of sale, may be payable to an Affiliate of the General Partner to the extent that the Limited Partners have received their Original Capital plus a return thereon as specified in the Partnership Agreement.


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

In January 1997, the loan collateralized by the property located at 5830 West 87th Street, Burbank, Illinois, with an original maturity of January 1997, was extended for three months until March 1997, with an option to extend to June 1999. The interest rate of 8.9% remained the same. On February 13, 1997, the loan was prepaid. The total proceeds received were $447,191, which represented the loan balance, accrued interest, accrued additional interest and 50% of the appreciated value of the property totaling $15,000 which is included in other income.

On January 28, 1997, the loan collateralized by the property located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois matured. The total proceeds received at maturity were $1,023,078, which represented the loan balance, accrued interest, accrued additional interest and 50% of the appreciated value of the property totaling $52,500 which is included in other income.

On March 31, 1997, the loan collateralized by the property located at 7428 West Washington, Forest Park, Illinois matured. The total proceeds received at maturity were $828,658, which represented the loan balance, accrued interest and accrued late charges.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1997
                                  (unaudited)


(4) Mortgage Loans in Substantive Foreclosure

As of September 30, 1996, with consent of the borrower, an Affiliate of the General Partner began management of the property located at Indian Trail Road, Aurora, Illinois and the General Partner of the Partnership began foreclosure proceedings to gain title to the property.


(5) Subsequent Events

In April 1997, the Partnership paid a distribution of $39,926 to the Partners, of which $37,930 was distributed to the Limited Partners and $1,996 was distributed to the General Partner. All of the $37,930 distributed to the Limited Partners was from net interest income.

On April 3, 1997, the loan collateralized by the property located at 6910 North Sheridan, Chicago, Illinois was prepaid. The total proceeds received were $505,325, which represented the loan balance, accrued interest and a 2% prepayment penalty.

On April 4, 1997, the Partnership acquired title to the property located at Indian Trail Road, Aurora, Illinois through a sheriff's sale. The General Partner believes that when the property is sold, the Partnership will ultimately realize an amount equal to or greater than the unpaid principal balance of the mortgage loan receivable. The loan on this property, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment in property as of April 4, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute of "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.


Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of March 31, 1997, cumulative distributions to Limited Partners totaled $10,835,680, of which $4,868,621 represents principal amortization, payoffs on ten loans, prepayment penalties and proceeds from the sale of three properties.

At March 31, 1997, the  Partnership  had  cash and cash equivalents aggregating
$2,388,804 which will be utilized for future distributions to partners and working capital requirements. The sources of future liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's mortgage loan investments. To the extent that these sources are insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may liquidate certain mortgage loans or other assets.

At March 31, 1997, the Partnership had one mortgage loan receivable and one mortgage loan in substantive foreclosure totaling $1,491,934. The maturity dates range from August 1998 to August 1999. When and as the Partnership receives Repayment Proceeds as a result of the sale or repayment of a loan, the Repayment Proceeds which are available for distribution will be distributed to the Limited Partners. When the loans are repaid, cash flows from operating activities will decrease as a result of the decrease in interest income earned by the Partnership.

Results of Operations

Interest income on mortgage loans receivable decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to the prepayments and/or maturities of six of the Partnership's mortgage loans receivable (5420 North Kenmore prepaid on April 2, 1996, 712-720 West Grace prepaid on June 18, 1996, 7434-7442 North Hermitage prepaid on June 27, 1996, 288, 294-298 Pennsylvania/Kenilworth matured on January 28, 1997, 5830 West 87th Street prepaid on February 13, 1997 and 7428 West Washington matured on March 31, 1997).

Additionally, interest income decreased due to the Partnership discontinuing accruing interest on the mortgage loan receivable collateralized by the property located at Indian Trail Road, Aurora, Illinois. As of March 31, 1997, the Partnership is owed interest of $73,984 for the period from July 1996 to March 1997. The loan on this property, previously recorded as a mortgage loan receivable, is being recorded as a mortgage loan in substantive foreclosure as of September 30, 1996.

Interest on investments increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to an increase in interest rates and the Partnership investing repayment proceeds before distributing to the Limited Partners.

Other income increase for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to the Partnership receiving 50% of the appreciated value of two properties at maturity of the related mortgage loans receivable totaling $67,500.

Professional services to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in legal and accounting services required by the Partnership.

General and administrative expenses to Affiliates increased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to increases in data processing and investor services expenses. This increase was partially offset by a decrease in mortgage servicing fees on the Partnership's mortgage loans receivables as they are prepaid and/or mature. General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to a decrease in the Illinois Replacement Tax paid in 1997.


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


                            INLAND MORTGAGE INVESTORS FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 14, 1997


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: May 14, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 14, 1997