Form 10-Q
period 1997-06-30
INLAND MORTGAGE INVESTORS FUND LP
filed 1997-08-12
CIK 786149

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended June 30, 1997

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


2901 Butterfield Road, Oak Brook, Illinois                 60523
(Address of principal executive office)                   (Zip code)


     Registrant's telephone number, including area code:  630-218-8000


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

                      June 30, 1997 and December 31, 1996
                                  (unaudited)



                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $ 2,880,017     1,226,087
Accrued interest and other receivables............      29,008        26,667

Investment property held for sale (Notes 1 and 4):
  Land............................................     151,301          -
  Building and improvements.......................     929,420          -
                                                   ------------  ------------
                                                     1,080,721          -
                                                   ------------  ------------
Investment in mortgage loans receivable:
  Mortgage loans receivable (Note 3)..............        -        2,712,445
  Mortgage loan in substantive foreclosure
    (Note 1, 3 and 4).............................        -        1,000,721
                                                   ------------  ------------
                                                          -        3,713,166
                                                   ------------  ------------
Total assets...................................... $ 3,989,746     4,965,920
                                                   ============  ============























                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets
                                  (continued)

                      June 30, 1997 and December 31, 1996
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Liabilities:                                           ----          ----
  Accounts payable................................      16,205            52
  Due to Affiliates (Note 2)......................       5,421         2,429
  Deposits held for others........................      15,470          -
  Accrued real estate taxes.......................      20,736          -
  Unearned income (Note 1)........................       1,621         3,843
                                                   ------------  ------------
Total liabilities.................................      59,453         6,324
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     278,531       275,321
    Cumulative cash distributions.................    (275,443)     (269,940)
                                                   ------------  ------------
                                                         3,588         5,881
                                                   ------------  ------------
  Limited Partners:
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding (net of
      offering costs of $1,082,660, of which
      $219,526 was paid to Affiliates)............   8,981,960     8,981,960
    Cumulative net income.........................   5,818,354     5,706,612
    Cumulative cash distributions................. (10,873,609)   (9,734,857)
                                                   ------------  ------------
                                                     3,926,705     4,953,715
                                                   ------------  ------------
Total Partners' capital...........................   3,930,293     4,959,596
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 3,989,746     4,965,920
                                                   ============  ============











                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1997 and 1996
                                  (unaudited)

                                         Three months           Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
Income:                                1997       1996       1997       1996
  Interest and fees on mortgage        ----       ----       ----       ----
    loans receivable (Note 3)...... $   3,040    112,101     43,540    243,620
  Interest on investments..........    39,834      9,772     58,594     16,301
  Rental income....................    74,245       -        74,245       -
  Other income.....................     9,825      7,167     84,484      8,159
                                    ---------- ---------- ---------- ----------
                                      126,944    129,040    260,863    268,080
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................       228      2,834      4,590      5,967
  Professional services to
    non-affiliates.................     2,724        446     21,594     18,946
  General and administrative
    expenses to Affiliates.........     4,538      7,801     19,609     15,484
  General and administrative
    expenses to non-affiliates.....     3,910      2,843      6,674      6,030
  Property operating expenses
    to Affiliates..................     3,288       -         3,288       -
  Property operating expenses
    to non-affiliates..............    90,156       -        90,156       -
                                    ---------- ---------- ---------- ----------
                                      104,844     13,924    145,911     46,427
                                    ---------- ---------- ---------- ----------
Net income......................... $  22,100    115,116    114,952    221,653
                                    ========== ========== ========== ==========

Net income allocated to:
  General Partner..................     1,214      4,523      3,210     10,565
  Limited Partners.................    20,886    110,593    111,742    211,088
                                    ---------- ---------- ---------- ----------
Net income......................... $  22,100    115,116    114,952    221,653
                                    ========== ========== ========== ==========

Net income allocated to the one
  General Partner Unit............. $   1,214      4,523      3,210     10,565
                                    ========== ========== ========== ==========
Net income per weighted average
  Limited Partnership Units
  of 20,129.24..................... $    1.04       5.50       5.55      10.49
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $   114,952       221,653
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Unearned income...............................      (2,222)       (1,700)
    Changes in assets and liabilities:
      Accrued interest and other receivables......      (2,341)        5,079
      Accounts payable............................      16,153          (352)
      Deposits held for others....................      15,470          -
      Accrued real estate taxes...................      20,736          -
      Due to Affiliates...........................       2,992        (3,275)
                                                   ------------  ------------
Net cash provided by operating activities.........     165,740       221,405
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment property................     (80,000)         -
  Principal payments collected....................   2,712,445     1,885,860
                                                   ------------  ------------
Net cash provided by investing activities.........   2,632,445     1,885,860
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................  (1,144,255)   (1,114,210)
                                                   ------------  ------------
Net cash used in financing activities.............  (1,144,255)   (1,114,210)
                                                   ------------  ------------
Net increase in cash and cash equivalents.........   1,653,930       993,055
Cash and cash equivalents at beginning of period..   1,226,087       250,761
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 2,880,017     1,243,816
                                                   ============  ============


Supplemental schedule of non-cash investing activities:

Foreclosure of mortgaged property (Note 4):
Reduction of mortgage loans receivable............ $ 1,000,721          -
Increase in investment property...................  (1,000,721)         -
                                                   ------------  ------------
                                                   $      -             -
                                                   ============  ============





                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1997
                                  (unaudited)


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

Interest income on mortgage loans receivable is accrued when earned. The accrual of interest, on loans that are in default, is discontinued when, in the opinion of the General Partner, the borrower has not complied with loan work-out arrangements. Once a loan has been placed on a non-accrual status, all cash received is applied against the outstanding loan balance until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement. The General Partner evaluates the collectability of the mortgage loans on a quarterly basis. This evaluation includes determining the valuation of the underlying operating property subject to the mortgage. Should a portion of the principal of the mortgage loan be considered unrecoverable either through collection or foreclosure, a provision would be made to reduce the carrying amount of the mortgage loans.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


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

The Partnership accounts for the investment property in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that the Partnership record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The investment property was obtained on April 4, 1997 in a sheriff's sale (Note 4) and was recorded at the lower of the loan balance plus costs incurred or its estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Maintenance and repair expenses are charged to operations as incurred. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. Effective April 4, 1997, the Partnership's investment property was held for sale.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $5,421 and $2,429 was unpaid as of June 30, 1997 and December 31, 1996, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,312 and $6,576 for the six months ended June 30, 1997 and 1996, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

The Partnership's investment property is managed by an Affiliate of the General Partner which earns annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $3,288 for the six months ended June 30, 1997 and are included in property operating expenses to Affiliates. No Property Management Fees were incurred by the Partnership in 1996.

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

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(3) Mortgage Loans Receivable

Mortgage loans receivable and mortgage loans in substantive foreclosure were collateralized by first mortgages and wrap mortgages on multi-family residential properties located in Chicago, Illinois or its surrounding metropolitan area. As additional collateral, the Partnership held assignments of rents and leases or personal guarantees of the borrowers. Generally, the mortgage notes were payable in equal monthly installments based on 20 or 30 year amortization periods.

In January 1997, the loan collateralized by the property located at 5830 West 87th Street, Burbank, Illinois, with an original maturity of January 1997, was extended for three months until March 1997, with an option to extend to June 1999. The interest rate of 8.9% remained the same. On February 13, 1997, the loan was prepaid. The total proceeds received were $447,191, which represented the loan balance, accrued interest, accrued additional interest and 50% of the appreciated value of the property totaling $15,000 which is included in other income. The proceeds were distributed to the Limited Partners in July 1997.

On January 28, 1997, the loan collateralized by the property located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois matured. The total proceeds received at maturity were $1,023,078, which represented the loan balance, accrued interest, accrued additional interest and 50% of the appreciated value of the property totaling $52,500 which is included in other income. The proceeds were distributed to the Limited Partners in July 1997.

On March 31, 1997, the loan collateralized by the property located at 7428 West Washington, Forest Park, Illinois matured. The total proceeds received at maturity were $828,658, which represented the loan balance, accrued interest and accrued late charges. The proceeds were distributed to the Limited Partners in July 1997.

On April 3, 1997, the loan collateralized by the property located at 6910 North Sheridan, Chicago, Illinois was prepaid. The total proceeds received were $505,325, which represented the loan balance, accrued interest and a 2% prepayment penalty. The proceeds were distributed to the Limited Partners in July 1997.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1997
                                  (unaudited)


(4) Investment Property Held For Sale

As of September 30, 1996, with consent of the borrower, an Affiliate of the General Partner began management of the property located at Indian Trail Road, Aurora, Illinois. On April 4, 1997, the Partnership acquired title to the property through a sheriff's sale. The General Partner believes that when the property is sold, the Partnership will ultimately realize an amount equal to or greater than the unpaid principal balance of the mortgage loan receivable. The loan on this property, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment property as of April 4, 1997.


(5) Subsequent Events

In July 1997, the Partnership paid a distribution of $2,714,049 to the Partners, of which $2,712,835 was distributed to the Limited Partners and $1,214 was distributed to the General Partner. Of the $2,712,835 distributed to the Limited Partners, $2,689,769 was repayment proceeds and the remainder was net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the
Federal Private Securities  Litigation  Reform  Act  of  1995.   These forward-
looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; inability of borrower to meet financial obligations; uninsured losses; and potential conflicts of interest between the Partnership and its Affiliates, including the General Partner.

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of June 30, 1997, cumulative distributions to Limited Partners totaled $10,873,609, of which $4,868,621 represents principal amortization, payoffs on ten loans, prepayment penalties and proceeds from the sale of three properties.

At June 30, 1997,  the  Partnership  had  cash and cash equivalents aggregating
$2,880,017 which will be utilized for future distributions to partners and working capital requirements. The source of future liquidity and distributions to the Limited and General Partners is expected to be from the cash flow from the Partnership's investment property. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the investment property.

At June 30, 1997, the Partnership's remaining asset is an investment property. When the Partnership had received Repayment Proceeds as the result of the repayment of a loan, the Repayment Proceeds which were available for distribution were distributed to the Limited Partners. With the Partnership's mortgage loans receivable repaid, cash flows from operating activities will result from operations of the Partnership's investment property held for sale.

Results of Operations

Interest income on mortgage loans receivable decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due primarily to the prepayments and/or maturities of seven of the Partnership's mortgage loans receivable (5420 North Kenmore prepaid on April 2, 1996, 712-720 West Grace prepaid on June 18, 1996, 7434-7442 North Hermitage prepaid on June 27, 1996, 288, 294-298 Pennsylvania/Kenilworth matured on January 28, 1997, 5830 West 87th Street prepaid on February 13, 1997, 7428 West Washington matured on March 31, 1997 and 6910 North Sheridan prepaid on April 3, 1997).

Additionally, interest income on mortgage loans receivable decreased due to the Partnership discontinuing accruing interest on the mortgage loan receivable collateralized by the property located at Indian Trail Road, Aurora, Illinois. As of March 31, 1997, the Partnership was owed and had not recorded interest of $73,984 for the period from July 1996 to March 1997. The loan on this property, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment property as of April 4, 1997.

Interest on investments increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to an increase in interest rates and the Partnership investing repayment proceeds before distributing to the Limited Partners.

Other income increase for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to the Partnership receiving 50% of the appreciated value of two properties at maturity of the related mortgage loans receivable totaling $67,500.

Rental income and property operating expenses for the three and six months ended June 30, 1997 are the result of the Partnership recording the property operations of the investment property as of April 4, 1997.

Professional services to Affiliates decreased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to decreases in in-house legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the three and six months ended June 30, 1997, as compared to the three and six months ended June 30, 1996, due to increases in legal and accounting services required by the Partnership as a result of the foreclosure on the property located at Indian Trail Road in Aurora, Illinois.

General and administrative expenses to Affiliates increased for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to increases in data processing and investor services expenses. This increase was partially offset by a decrease in mortgage servicing fees on the Partnership's mortgage loans receivables as they were prepaid and/or mature.

                          PART II - Other Information

Items 1 through 5 are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27) Financial Data Schedules

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


                            INLAND MORTGAGE INVESTORS FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 11, 1997


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: August 11, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 11, 1997