Form 10-Q
period 1997-09-30
INLAND MORTGAGE INVESTORS FUND LP
filed 1997-11-12
CIK 786149

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


             For the Quarterly Period Ended September 30, 1997

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

                   September 30, 1997 and December 31, 1996
                                  (unaudited)



                                    Assets
                                    ------
                                                       1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   158,438     1,226,087
Accrued interest and other receivables............      35,702        26,667

Investment property held for sale (Notes 1 and 4):
  Land............................................     151,300          -
  Building and improvements.......................     929,421          -
                                                   ------------  ------------
                                                     1,080,721          -
                                                   ------------  ------------
Investment in mortgage loans receivable:
  Mortgage loans receivable (Note 3)..............        -        2,712,445
  Mortgage loan in substantive foreclosure
    (Note 1, 3 and 4).............................        -        1,000,721
                                                   ------------  ------------
                                                          -        3,713,166
                                                   ------------  ------------
Total assets...................................... $ 1,274,861     4,965,920
                                                   ============  ============





















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets
                                  (continued)

                   September 30, 1997 and December 31, 1996
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
Liabilities:                                           ----          ----
  Accounts payable................................      34,577            52
  Due to Affiliates (Note 2)......................       6,950         2,429
  Security deposits...............................      11,551          -
  Accrued real estate taxes.......................      31,104          -
  Unearned income (Note 1)........................       1,134         3,843
                                                   ------------  ------------
Total liabilities.................................      85,316         6,324
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     278,531       275,321
    Cumulative cash distributions.................    (276,657)     (269,940)
                                                   ------------  ------------
                                                         2,374         5,881
                                                   ------------  ------------
  Limited Partners:
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding (net of
      offering costs of $1,082,660, of which
      $219,526 was paid to Affiliates)............   8,981,960     8,981,960
    Cumulative net income.........................   5,791,654     5,706,612
    Cumulative cash distributions................. (13,586,443)   (9,734,857)
                                                   ------------  ------------
                                                     1,187,171     4,953,715
                                                   ------------  ------------
Total Partners' capital...........................   1,189,545     4,959,596
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,274,861     4,965,920
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,         September 30,
                                         -------------         -------------
Income:                                1997       1996       1997       1996
  Interest and fees on mortgage        ----       ----       ----       ----
    loans receivable (Note 3)...... $    -        63,608     43,540    307,228
  Interest on investments..........    13,152     19,532     71,746     35,833
  Rental income....................    54,278       -       128,523       -
  Other income.....................      -         1,351     84,484      9,510
                                    ---------- ---------- ---------- ----------
                                       67,430     84,491    328,293    352,571
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     2,500      3,076      7,090      9,043
  Professional services to
    non-affiliates.................     2,389       -        23,983     18,946
  General and administrative
    expenses to Affiliates.........     4,724      7,677     24,333     23,161
  General and administrative
    expenses to non-affiliates.....     2,814      2,003      9,488      8,033
  Property operating expenses
    to Affiliates..................     2,780       -         6,068       -
  Property operating expenses
    to non-affiliates..............    78,923       -       169,079       -
                                    ---------- ---------- ---------- ----------
                                       94,130     12,756    240,041     59,183
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $ (26,700)    71,735     88,252    293,388
                                    ========== ========== ========== ==========

Net income (loss) allocated to:
  General Partner..................      -         3,714      3,210     14,279
  Limited Partners.................   (26,700)    68,021     85,042    279,109
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $ (26,700)    71,735     88,252    293,388
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $    -         3,714      3,210     14,279
                                    ========== ========== ========== ==========
Net income (loss) per weighted
  average Limited Partnership
  Units of 20,129.24............... $   (1.33)      3.38       4.22      13.87
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1997 and 1996
                                  (unaudited)



                                                       1997          1996
Cash flows from operating activities:                  ----          ----
  Net income...................................... $    88,252       293,388
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Changes in assets and liabilities:
      Accrued interest and other receivables......      (9,035)       13,375
      Accounts payable............................      34,525          (858)
      Security deposits...........................      11,551          -
      Unearned income.............................      (2,709)       (2,550)
      Accrued real estate taxes...................      31,104          -
      Due to Affiliates...........................       4,521        (3,338)
                                                   ------------  ------------
Net cash provided by operating activities.........     158,209       300,017
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment property................     (80,000)         -
  Principal payments collected....................   2,712,445     1,899,754
                                                   ------------  ------------
Net cash provided by investing activities.........   2,632,445     1,899,754
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................  (3,858,303)   (1,225,167)
                                                   ------------  ------------
Net cash used in financing activities.............  (3,858,303)   (1,225,167)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................  (1,067,649)      974,604
Cash and cash equivalents at beginning of period..   1,226,087       250,761
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   158,438     1,225,365
                                                   ============  ============


Supplemental schedule of non-cash investing activities:

Foreclosure of mortgaged property (Note 4):
Reduction of mortgage loans receivable............ $ 1,000,721          -
Increase in investment property...................  (1,000,721)         -
                                                   ------------  ------------
                                                   $      -             -
                                                   ============  ============

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


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

                              September 30, 1997
                                  (unaudited)


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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The investment property was obtained on April 4, 1997 in a sheriff's sale (Note 4) and was recorded at the lower of the loan balance plus costs incurred or its estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective April 4, 1997, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Maintenance and repair expenses are charged to operations as incurred. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of September 30, 1997, the Partnership has not recognized any such impairment on its property.

No provision for Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of results to be expected for the year.


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $6,950 and $2,429 was unpaid as of September 30, 1997 and December 31, 1996, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,312 and $8,701 for the nine months ended September 30, 1997 and 1996, respectively, have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

The Partnership's investment property is managed by an Affiliate of the General Partner which earns annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $6,068 for the nine months ended September 30, 1997 and are included in property operating expenses to Affiliates. No Property Management Fees were incurred by the Partnership in 1996.

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

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1997
                                  (unaudited)


(3) Mortgage Loans Receivable

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


(4) Investment Property Held For Sale

As of September 30, 1996, with consent of the borrower, an Affiliate of the General Partner began management of the property located at Indian Trail Road, Aurora, Illinois. On April 4, 1997, the Partnership acquired title to the property through a sheriff's sale. The General Partner believes that when the property is sold, the Partnership will ultimately realize an amount equal to or greater than the unpaid principal balance of the mortgage loan receivable. The loan on this property, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment property held for sale as of April 4, 1997.

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

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of September 30, 1997, cumulative distributions to Limited Partners totaled $13,586,443, of which $7,558,390 represents principal amortization, payoffs on fourteen loans, prepayment penalties and proceeds from the sale of three properties.

At September 30, 1997, the Partnership had cash and cash equivalents aggregating $158,438 which will be utilized for future distributions to partners and working capital requirements. At September 30, 1997, the Partnership's remaining asset is an investment property. The source of future liquidity and distributions to the Limited and General Partners is expected to be from the cash flow from this investment property. To the extent that this source is insufficient to meet the Partnership's needs, the Partnership may rely on advances from Affiliates of the General Partner, other short-term financing, or may sell the investment property.

Results of Operations

Interest income on mortgage loans receivable decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due primarily to the prepayments and/or maturities of seven of the Partnership's mortgage loans receivable (5420 North Kenmore prepaid on April 2, 1996, 712-720 West Grace prepaid on June 18, 1996, 7434-7442 North Hermitage prepaid on June 27, 1996, 288, 294-298 Pennsylvania/Kenilworth matured on January 28, 1997, 5830 West 87th Street prepaid on February 13, 1997, 7428 West Washington matured on March 31, 1997 and 6910 North Sheridan prepaid on April 3, 1997).

Additionally, interest income on mortgage loans receivable decreased due to the Partnership discontinuing accruing interest on the mortgage loan receivable collateralized by the property located at Indian Trail Road, Aurora, Illinois. As of March 31, 1997, the Partnership was owed and had not recorded interest of $73,984 for the period from July 1996 to March 1997. The loan on this property, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment property held for sale as of April 4, 1997.

Interest on investments increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in interest rates and the Partnership investing repayment proceeds before distributing to the Limited Partners.

Other income increase for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to the Partnership receiving 50% of the appreciated value of two properties at maturity of the related mortgage loans receivable totaling $67,500.

Rental income and property operating expenses for the three and nine months ended September 30, 1997 are the result of the Partnership recording the property operations of the investment property as of April 4, 1997.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to decreases in in-house legal and accounting services required by the Partnership. Professional services to non-affiliates increased for the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to increases in legal and accounting services required by the Partnership as a result of the foreclosure on the property located at Indian Trail Road in Aurora, Illinois.

General and administrative expenses to Affiliates increased for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to increases in data processing and investor services expenses. This increase was partially offset by a decrease in mortgage servicing fees on the Partnership's mortgage loans receivables as they were prepaid and/or mature.

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


                            INLAND MORTGAGE INVESTORS FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1997


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 12, 1997


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1997