Form 10-K
period 1997-12-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1998-03-18
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1997

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

                       INLAND MORTGAGE INVESTORS FUND, L.P.
                              (a limited partnership)

                                 TABLE OF CONTENTS



                                      Part I                              Page
                                      ------                              ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   3

  Item  3. Legal Proceedings.............................................   3

  Item  4. Submission of Matters to a Vote of Security Holders...........   3


                                      Part II
                                      -------
  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   4

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   6

  Item  8. Financial Statements and Supplementary Data...................   8

  Item  9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................  21


                                     Part III
                                     --------
  Item 10. Directors and Executive Officers of the Registrant............  21

  Item 11. Executive Compensation........................................  26

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  27

  Item 13. Certain Relationships and Related Transactions................  27


                                      Part IV
                                      -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  28


  SIGNATURES.............................................................  29

                                    PART I


Item 1.  Business

The Registrant, Inland Mortgage Investors Fund, L.P. (the "Partnership"), is a limited partnership formed on December 5, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act. On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units resulting in gross offering proceeds of $10,064,620, not including $500 which is the General Partner contribution. All of the holders of these Units were admitted to the Partnership. A majority of these proceeds were used to fund first mortgage loans. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of offering proceeds collected, net of participations. As of December 31, 1997, $7,558,390 has been repaid, which includes principal amortization, payoffs on eleven loans, prepayment penalties and proceeds from the sale of three properties. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's first mortgage receivable investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

The Partnership had no employees during 1997.

The terms of transactions between the Partnership and Affiliates of the General Partner are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.


Item  2. Properties

The Partnership acquired title to a 62-unit apartment building located in Aurora, Illinois on April 4, 1997 in settlement of a loan that had previously been in default. The property is currently being held for sale.


Item  3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1997.

                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1997, there were 741 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to the Limited Partners. See "Liquidity Plan" and "Distribution Reinvestment Plan," page 18 and pages 37-38, respectively, of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference. At this time, there are no Limited Partners contributing to the DRP.

Item 6.  Selected Financial Data

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

            (not covered by the Report of Independent Accountants)

                         1997        1996        1995        1994        1993
                         ----        ----        ----        ----        ----
Total assets......... $1,232,074   4,965,920   5,923,235   6,470,865   7,142,969
                      =========== =========== =========== =========== ==========
Total income......... $  382,462     434,350     596,496     635,063     794,889
                      =========== =========== =========== =========== ==========
Income from
  operations.........     58,174     361,529     521,719     555,677     541,702
Gain on sale of
  investment property       -           -           -           -         44,434
                      ----------- ----------- ----------- ----------- ----------
Net income........... $   58,174     361,529     521,719     555,677     586,136
                      =========== =========== =========== =========== ==========
Income from operations
  allocated to the one
  General Partner Unit$    3,210      17,786      26,480      26,766      28,394
                      =========== =========== =========== =========== ==========
Net income per Unit
  allocated to Limited
  Partners from (b):
Operations...........       2.73       17.08       24.60       26.28       25.50
Gain on sale of
  investment property       -           -           -           -           2.21
                      ----------- ----------- ----------- ----------- ----------
                      $     2.73       17.08       24.60       26.28       27.71
                      =========== =========== =========== =========== ==========
Distributions to Limited
  Partners from:
Operations...........    127,627     391,806     509,563     520,964     542,105
Repayment proceeds...  3,723,959     900,900     530,920     671,989     326,388
                      ----------- ----------- ----------- ----------- ----------
                      $3,851,586   1,292,706   1,040,483   1,192,953     868,493
                      =========== =========== =========== =========== ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations...........       6.34       19.46       25.31       25.88       26.93
Repayment proceeds...     185.00       44.76       26.38       33.38       16.22
                      ----------- ----------- ----------- ----------- ----------
                      $   191.34       64.22       51.69       59.26       43.15
                      =========== =========== =========== =========== ==========

(a) The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

(b) The net income per Unit, basic and diluted, and distributions per Unit are based upon the weighted average number of Units outstanding of 20,129.24.

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

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of December 31, 1997, cumulative distributions to Limited Partners totaled $13,586,443, of which $7,558,390 represents principal amortization, payoffs on eleven loans, prepayment penalties and proceeds from the sale of three properties.

At December 31, 1997, the Partnership had cash and cash equivalents aggregating $108,890 which will be utilized for future distributions to partners and working capital requirements. At December 31, 1997, the Partnership's remaining asset is an investment property. The source of future liquidity and distributions to the Limited and General Partners is expected to be from the cash flow and sale of this investment property. Until such sale occurs, the Partnership may rely on advances from Affiliates of the General Partner or other short-term financing to meet the Partnership's needs.

Results of Operations

Interest income on  mortgage  loans  receivable  decreased  for  the year ended
December 31, 1997, as compared to the year ended December 31, 1996, due primarily to the prepayments and/or maturities of seven of the Partnership's mortgage loans receivable (5420 North Kenmore prepaid on April 2, 1996, 712-720 West Grace prepaid on June 18, 1996, 7434-7442 North Hermitage prepaid on June 27, 1996, 288, 294-298 Pennsylvania/Kenilworth matured on January 28, 1997,
5830 West 87th Street prepaid on February 13, 1997, 7428 West Washington matured on March 31, 1997 and 6910 North Sheridan prepaid on April 3, 1997). Additionally, interest income on mortgage loans receivable decreased due to the Partnership discontinuing accruing interest on the mortgage loan receivable collateralized by the property located at Indian Trail Road, Aurora, Illinois. As of March 31, 1997, the Partnership was owed and had not recorded interest of $73,984 for the period from July 1996 to March 1997. The loan on this property, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment property held for sale as of April 4, 1997, the date on which the Partnership acquired title.

Interest income on mortgage loans receivable decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to the prepayments of four of the Partnership's mortgage loans receivable (2659 South Austin prepaid on May 23, 1995, 5420 North Kenmore prepaid on April 2, 1996,
712-720 West Grace prepaid on June 18, 1996 and 7434-7442 North Hermitage prepaid on June 27, 1996). In addition to the loan prepayments, interest income decreased due to the Partnership discontinuing accruing interest on the mortgage loan receivable collateralized by the property located at Indian Trail Road, Aurora, Illinois. As of December 31, 1996, the Partnership was owed interest of $49,404 for the period from July to December 1996. The loan on this property, previously recorded as a mortgage loan receivable, was being recorded as a mortgage loan in substantive foreclosure as of September 30, 1996. These decreases in interest income were partially offset by an increase in the adjustable interest rate (6.747% to 6.975%) in the mortgage loan receivable collateralized by the property located at 7428 West Washington in April 1996.

Interest on investments increased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to an increase in interest rates on short-term investments and the Partnership investing repayment proceeds before being distributed to the Limited Partners.

The other income recorded by the Partnership for the year ended December 31, 1997 consists of 50% of the appreciated values of the properties located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois and 5830 West 87th Street, Burbank, Illinois and the prepayment penalty received from the payoff of the loan collateralized by the property located at 6910 Sheridan, Chicago, Illinois on April 3, 1997. The appreciated value is defined as the difference between the appraised value of the property at maturity and the appraised value at the time of the loan origination. The other income recorded by the Partnership for the year ended December 31, 1996, is primarily the prepayment penalty received for the payoff of the loan collateralized by the property located at 7434-7442 North Hermitage on June 27, 1996 and late charges received on the Partnership's other mortgage loans receivable. The other income recorded by the Partnership for the year ended December 31, 1995, is primarily the prepayment penalty received for the payoff of the loan collateralized by the property located at 2659 South Austin on May 23, 1995.

Rental income and property operating expenses for the year ended December 31, 1997 are the result of the Partnership recording the property operations of the investment property as of April 4, 1997.

Professional services to Affiliates decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to decreases in legal and accounting services required by the Partnership. Professional services to Affiliates decreased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due primarily to a decrease in accounting services required by the Partnership. Professional services to non-affiliates increased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to increases in legal and accounting services required by the Partnership as a result of the foreclosure on the property located at Indian Trail Road in Aurora, Illinois.

General and administrative expenses to Affiliates decreased for the year ended December 31, 1997, as compared to the years ended December 31, 1996 and 1995, due to a decrease in mortgage servicing fees on the Partnership's mortgage loans receivable as they were prepaid and/or mature. This decrease was partially offset by an increase in data processing and investor services expenses. General and administrative expenses to non-affiliates was higher for the year ended December 31, 1996, as compared to the years ended December 31, 1997 and 1995, due to an increase in supplies and filing fees.

Inflation

Inflation in future periods is likely to increase rental income levels (from leases to new tenants or renewals of existing tenants) to rise and fall in accordance with normal market conditions. Due to the short term nature (generally no longer than one year) of the property's leases, the adjustments to rental income should offset most of the increases in property operating expenses with little effect on operating income.

Continued inflation may cause capital appreciation of the Partnership's investment property over a period of time as rental rates and replacement costs of the property continue to increase.


Item 8.  Financial Statements and Supplementary Data


                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----
                                                                          Page
                                                                          ----
Report of Independent Accountants........................................   9

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996.............................  10

  Statements of Operations, for the years
    ended December 31, 1997, 1996 and 1995...............................  12

  Statements of Partners' Capital, for the years
    ended December 31, 1997, 1996 and 1995...............................  13

  Statements of Cash Flows, for the years ended
    December 31, 1997, 1996 and 1995.....................................  14

  Notes to Financial Statements..........................................  15


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                         COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 5, 1998

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets

                          December 31, 1997 and 1996



                                    Assets
                                    ------             1997          1996
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   108,890     1,226,087
Accrued interest and other receivables............       7,846        26,667

Investment property held for sale (Notes 1 and 4):
  Land............................................     140,101          -
  Building and improvements.......................     975,237          -
                                                   ------------  ------------
                                                     1,115,338          -
                                                   ------------  ------------
Investment in mortgage loans receivable:
  Mortgage loans receivable (Note 5)..............        -        2,712,445
  Mortgage loans in substantive foreclosure
    (Note 1, 4 and 5).............................        -        1,000,721
                                                   ------------  ------------
                                                          -        3,713,166
                                                   ------------  ------------
Total assets...................................... $ 1,232,074     4,965,920
                                                   ============  ============


























                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets

                          December 31, 1997 and 1996
                                  (continued)


                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1997          1996
                                                       ----          ----
Liabilities:
  Accounts payable................................ $    11,939            52
  Due to Affiliates (Note 3)......................       2,228         2,429
  Security deposits...............................      15,876          -
  Accrued real estate taxes.......................      41,472          -
  Unearned income (Note 1)........................       1,092         3,843
                                                   ------------  ------------
Total liabilities.................................      72,607         6,324
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     278,531       275,321
    Cumulative cash distributions.................    (276,657)     (269,940)
                                                   ------------  ------------
                                                         2,374         5,881
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding at 1997 and
      1996 (net of offering costs of $1,082,660,
      of which $219,526 was paid to Affiliates)...   8,981,960     8,981,960
    Cumulative net income.........................   5,761,576     5,706,612
    Cumulative cash distributions................. (13,586,443)   (9,734,857)
                                                   ------------  ------------
                                                     1,157,093     4,953,715
                                                   ------------  ------------
Total Partners' capital...........................   1,159,467     4,959,596
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,232,074     4,965,920
                                                   ============  ============













                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995



Income:                                  1997          1996          1995
  Interest and fees on mortgage loans    ----          ----          ----
    receivable (Note 5)............. $    43,540       371,225       549,635
  Interest on investments...........      73,496        53,615        36,270
  Rental income.....................     188,023          -             -
  Other income......................      77,403         9,510        10,591
                                     ------------  ------------  ------------
                                         382,462       434,350       596,496
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       8,913        13,455        17,030
  Professional services to
    non-affiliates..................      21,364        18,946        18,690
  General and administrative
    expenses to Affiliates..........      27,554        32,173        32,367
  General and administrative
    expenses to non-affiliates......       6,349         8,247         6,690
  Property operating expenses
    to Affiliates...................       9,060          -             -
  Property operating expenses
    to non-affiliates...............     251,048          -             -
                                     ------------  ------------  ------------
                                         324,288        72,821        74,777
                                     ------------  ------------  ------------
Net income.......................... $    58,174       361,529       521,719
                                     ============  ============  ============
Net income allocated to (Note 2):
  General Partner...................       3,210        17,786        26,480
  Limited Partners..................      54,964       343,743       495,239
                                     ------------  ------------  ------------
Net income.......................... $    58,174       361,529       521,719
                                     ============  ============  ============
Net income from operations allocated
  to the one General Partner Unit... $     3,210        17,786        26,480
                                     ============  ============  ============
Net income per Unit, basic and
  diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 20,129.24................ $      2.73         17.08         24.60
                                     ============  ============  ============








                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1997, 1996 and 1995



                                        General      Limited
                                        Partner      Partners       Total
                                     ------------  ------------  ------------
Balance at January 1, 1995.......... $     9,055     6,447,922     6,456,977


Net income..........................      26,480       495,239       521,719
Distributions to Partners ($51.69 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (26,819)   (1,040,483)   (1,067,302)
                                     ------------  ------------  ------------
Balance at December 31, 1995........       8,716     5,902,678     5,911,394


Net income..........................      17,786       343,743       361,529
Distributions to Partners ($64.22 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (20,621)   (1,292,706)   (1,313,327)
                                     ------------  ------------  ------------
Balance at December 31, 1996........       5,881     4,953,715     4,959,596


Net income..........................       3,210        54,964        58,174
Distributions to Partners ($191.34
  per Limited Partnership Unit based
  on Units of 20,129.24)(Note 2)....      (6,717)   (3,851,586)   (3,858,303)
                                     ------------  ------------  ------------
Balance at December 31, 1997........ $     2,374     1,157,093     1,159,467
                                     ============  ============  ============


















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995



                                         1997          1996          1995
Cash flows from operating activities:    ----          ----          ----
  Net income........................ $    58,174       361,529       521,719
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Changes in assets and liabilities:
      Accrued interest and other
        receivables.................      18,821        20,833        11,742
      Accounts payable..............      11,887          (806)          235
      Unearned income...............      (2,751)       (3,400)       (5,599)
      Security deposits.............      15,876          -             -
      Accrued real estate taxes.....      41,472          -             -
      Due to Affiliates.............        (201)       (1,311)        3,317
Net cash provided by operating       ------------  ------------  ------------
  activities........................     143,278       376,845       531,414
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Additions to investment property..    (114,617)         -             -
  Principal payments collected......   2,712,445     1,911,808       520,990
Net cash provided by investing       ------------  ------------  ------------
  activities........................   2,597,828     1,911,808       520,990
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Distributions paid................  (3,858,303)   (1,313,327)   (1,067,302)
Net cash used in financing           ------------  ------------  ------------
  activities........................  (3,858,303)   (1,313,327)   (1,067,302)
Net increase (decrease) in cash and  ------------  ------------  ------------
  cash equivalents..................  (1,117,197)      975,326       (14,898)
Cash and cash equivalents at
  beginning of year.................   1,226,087       250,761       265,659
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $   108,890     1,226,087       250,761
                                     ============  ============  ============


Supplemental schedule of non-cash investing activities:

Foreclosure of mortgaged property (Note 5):
Reduction of mortgage loans
  receivable........................ $ 1,000,721          -             -
Increase in investment property.....  (1,000,721)         -             -
                                     ------------  ------------  ------------
                                     $      -             -             -
                                     ============  ============  ============

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1997, 1996 and 1995

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The investment property was obtained on April 4, 1997 in a sheriff's sale (Note 5) and was recorded at the lower of the loan balance plus costs incurred or its estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective April 4, 1997, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Maintenance and repair expenses are charged to operations as incurred. Adjustments for impairment loss for such properties are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of December 31, 1997, the Partnership has not recognized any such impairment on its property.

The investment property consists of a 62-unit apartment building located in Aurora, Illinois. Apartment complex leases are generally for a term of one year or less. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore rental income is recorded when earned.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                                       1997                      1996
                             ------------------------  -----------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- ------------  ----------- -----------
Total assets................ $1,232,074    1,232,074    4,965,920   4,965,920

Partners' capital:
  General Partner...........      2,374        1,615        5,881       1,614
  Limited Partners..........  1,157,093    1,157,853    4,953,715   4,957,981

Net income:
  General Partner...........      3,210        6,717       17,786      20,621
  Limited Partners..........     54,964       51,457      343,743     340,908

Net income per Limited
  Partnership Unit, basic
  and diluted...............       2.73         2.56        17.08       16.94


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

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,228 and $2,429 was unpaid as of December 31, 1997 and 1996, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,312 in 1997, $11,444 in 1996 and $14,838 in 1995 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates.

The Partnership's investment property is managed by an Affiliate of the General Partner which earns annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $9,060 for the year ended December 31, 1997 which are included in property operating expenses to Affiliates. No Property Management Fees were incurred by the Partnership in 1996 or 1995.

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

                                       INLAND MORTGAGE INVESTORS FUND, L.P.
                                              (a limited partnership)

                                           Notes to Financial Statements
                                                    (continued)

(5) Investments in Mortgage Loans Receivable

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

Mortgage loans receivable and mortgage loans in substantive foreclosure consist of the following:

                                                                                                     Balance at
                           Interest                 Balloon                      Monthly             December 31,
                           Rate at      Maturity      at                          P & I       -------------------------
  Property Location        12/31/96       Date      Maturity    Prepayment      Payments          1997          1996
------------------------   ---------   ----------  ----------   ------------    ----------    -----------   -----------
Penn./Kenilworth, (A)       8.9%       January     $ 958,742    No Prepayment   $ 8,564       $     -          960,185
   Glen Ellyn                           1997

5830 W. 87th Street, (B)    8.9%       January       430,612    No Prepayment     3,847             -          431,260
   Burbank                              1997

7428 W. Washington, (C)     6.975%     March         823,803    At any time       6,375             -          828,508
   Forest Park                          1997                    without penalty

Indian Trail Road, (D)      9.9%       August        971,567    No Prepayment     9,311             -        1,000,721
   Aurora                               1998

6910 N. Sheridan, (E)       9.75%      August        477,099    60 days notice    4,425             -          492,492
   Chicago                              1999                    & 3% penalty                  -----------   -----------

                                                                                              $     -        3,713,166
                                                                                              ===========   ===========





                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


(A) On January 28, 1997, the loan collateralized by the property located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois matured. The total proceeds received at maturity were $1,023,078, which represented the loan balance, accrued interest, accrued additional interest of $700 and 50% of the appreciated value of the property totaling $52,500 which is included in other income. The appreciated value is defined as the difference between the appraised value of the property at maturity and the appraised value at the time of the loan origination. The proceeds were distributed to the Limited Partners in July 1997.

(B) In January 1997, the loan collateralized by the property located at 5830 West 87th Street, Burbank, Illinois, with an original maturity of January 1997, was extended for three months until March 1997, with an option to extend to June 1999. The interest rate of 8.9% remained the same. On February 13, 1997, the loan was prepaid. The total proceeds received were
    $447,191, which represented the loan balance, accrued interest, accrued additional interest of $850 and 50% of the appreciated value of the property totaling $15,000 which is included in other income. The appreciated value is defined as the difference between the appraised value of the property at maturity and the appraised value at the time of the loan origination. The proceeds were distributed to the Limited Partners in July 1997.

(C) On March 31, 1997, the loan collateralized by the property located at 7428 West Washington, Forest Park, Illinois matured. The total proceeds received at maturity were $828,658, which represented the loan balance, accrued interest and accrued late charges. The proceeds were distributed to the Limited Partners in July 1997.

(D) The loan on this property, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment property held for sale as of April 4, 1997. See Note 4.

(E) This mortgage loan was collateralized by a property which the Partnership previously owned through foreclosure. The property was sold to unaffiliated third party and financing was provided by the Partnership. On April 3, 1997, the loan collateralized by the property located at 6910 North Sheridan, Chicago, Illinois was prepaid. The total proceeds received were $505,325, which represented the loan balance, accrued interest and a 2% prepayment penalty. The proceeds were distributed to the Limited Partners in July 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1997.



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

    DANIEL L. GOODWIN (age 54) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

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

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past 7 years. He is an advisor for the Office of Housing
Coordination Services of the State  of  Illinois,  and  a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed him Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the Better Boys Foundation's Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine, Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of Northeastern Illinois University Board of Trustees in January 1996.

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

    ROBERT H. BAUM (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage. Currently, he serves as a director of Westbank, and is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 54) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, immediately supervises a staff of eight persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently Chairman of the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  54)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    CATHERINE L. LYNCH (age 39) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 53) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 40) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 45) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    FRANCES C. PANICO (age 48) joined Inland in 1972 after earning a B.A. degree from Northern Illinois University in Business and Communication. She is currently President of Inland Mortgage Servicing Corporation, Sr. Vice President of Inland Mortgage Investment Corporation and Sr. Vice President of Inland Mortgage Corporation. Ms. Panico oversees the operation of loan services, which has a loan portfolio in excess of $430 million. She is a member of the loan committee which approves loans funded by IMIC and IMC. She monitors IMIC's assets, and is the business person in charge of loans in foreclosure. She previously served on the Board of Directors for Burbank State Bank and supervised the origination, processing and underwriting of single-family mortgages. Ms. Panico also packaged and sold loans to Freddie Mac.

    RAYMOND E. PETERSEN (age 58) joined Inland in 1981. Mr. Petersen is responsible for the selection and approval of all corporate and limited partnership financing, as well as for the daily supervision of the commercial lending activity of Inland Mortgage Corporation where he is President. For the six years prior to joining Inland, Mr. Petersen was affiliated with the mortgage banking firm of Downs, Mohl Mortgage Corporation, serving as President and Chief Executive Officer. Previously he was also associated with the mortgage banking houses of B.B. Cohen & Company and Percy Wilson Mortgage and Finance Corporation. Mr. Petersen's professional credentials include a B.A. degree from DePaul University, senior membership in the National Association of Review Appraisers, state licensed as a real estate broker and licensed securities representative. Mr. Petersen was also a Director and Chairman of the Asset and Liability Committee of American National Bank of Downers Grove and is currently a Director of Westbank of Westchester, Illinois.

    PAUL J. WHEELER (age 45) joined Inland in 1982 and is currently the President of Inland Property Sales, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    KELLY TUCEK (age 35) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 40) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1997, costs relating to such services were $34,155, of which $2,228 was unpaid as of December 31, 1997.

A subsidiary of the General Partner earned mortgage servicing fees of $2,312 in 1997, in connection with servicing the Partnership's mortgage loans receivable.

An Affiliate of the General Partner earned management fees in 1997 totaling $9,060 in connection with managing the Partnership's investment property.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The Liquidity Plan (page 18 of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1997:


                                 Amount and Nature
                                   of Beneficial           Percent
    Title of Class                   Ownership             of Class
    --------------               ------------------        --------
    Limited Partnership          6,370.22 Units directly    31.65%
     Units

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1997:

                                 Amount and Nature
                                   of Beneficial           Percent
    Title of Class                   Ownership             of Class
    --------------               -----------------         --------
    Limited Partnership          246.88 Units directly     1.23%
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



No Annual Report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MORTGAGE INVESTORS FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 16, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 16, 1998

                                  /s/ Mark Zalatoris

                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 16, 1998

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 16, 1998

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 16, 1998

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 16, 1998