Form 10-Q
period 1998-03-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1998-05-15
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1998

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

                     March 31, 1998 and December 31, 1997
                                  (unaudited)

                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $   101,051       108,890
Accrued interest and other receivables............       5,902         7,846

Investment property held for sale (Notes 1 and 3):
  Land............................................     140,101       140,101
  Building and improvements.......................     975,237       975,237
                                                   ------------  ------------
                                                     1,115,338     1,115,338
                                                   ------------  ------------
Total assets...................................... $ 1,222,291     1,232,074
                                                   ============  ============

                       Liabilities and Partners' Capital
Liabilities:           ---------------------------------
  Accounts payable................................ $    14,517        11,939
  Due to Affiliates (Note 2)......................      10,706         2,228
  Security deposits...............................      12,800        15,876
  Accrued real estate taxes.......................      52,358        41,472
  Unearned income (Note 1)........................       2,501         1,092
                                                   ------------  ------------
Total liabilities.................................      92,882        72,607
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     278,231       278,531
    Cumulative cash distributions.................    (276,657)     (276,657)
                                                   ------------  ------------
                                                         2,074         2,374
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding (net of
      offering costs of $1,082,660, of which
      $219,526 was paid to Affiliates)............   8,981,960     8,981,960
    Cumulative net income.........................   5,731,818     5,761,576
    Cumulative cash distributions................. (13,586,443)  (13,586,443)
                                                   ------------  ------------
                                                     1,127,335     1,157,093
                                                   ------------  ------------
Total Partners' capital...........................   1,129,409     1,159,467
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,222,291     1,232,074
                                                   ============  ============

                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                       1998          1997
Income:                                                ----          ----
  Interest and fees on mortgage loans receivable.. $      -           40,500
  Interest on investments.........................       1,287        18,760
  Rental income...................................      76,161          -
  Other income....................................        -           74,659
                                                   ------------  ------------
                                                        77,448       133,919
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............       2,077         4,362
  Professional services to non-affiliates.........      18,851        18,870
  General and administrative expenses to
    Affiliates....................................       6,290        15,071
  General and administrative expenses to
    non-affiliates................................       2,414         2,764
  Property operating expenses to Affiliates.......       8,433          -
  Property operating expenses to non-affiliates...      69,441          -
                                                   ------------  ------------
                                                       107,506        41,067
                                                   ------------  ------------
Net income (loss)................................. $   (30,058)       92,852
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................        (300)        1,996
  Limited Partners................................     (29,758)       90,856
                                                   ------------  ------------
Net income (loss)................................. $   (30,058)       92,852
                                                   ============  ============
Net income (loss) allocated to the one General
  Partner Unit.................................... $      (300)        1,996
                                                   ============  ============

Net income (loss) per Unit, basic and diluted,
  allocated to Limited Partners per Limited
  Partnership Units of 20,129.24.................. $     (1.48)         4.51
                                                   ============  ============









                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
                                                       ----          ----
Cash flows from operating activities:
  Net income (loss)............................... $   (30,058)       92,852
  Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
    Changes in assets and liabilities:
      Accrued interest and other receivables......       1,944       (70,027)
      Accounts payable............................       2,578         8,748
      Unearned income.............................       1,409        (1,201)
      Security deposits...........................      (3,076)         -
      Accrued real estate taxes...................      10,886          -
      Due to Affiliates...........................       8,478        15,443
Net cash provided by (used in) operating           ------------  ------------
  activities......................................      (7,839)       45,815
                                                   ------------  ------------
Cash flows from investing activities:
  Principal payments collected....................        -        2,221,232
                                                   ------------  ------------
Net cash provided by investing activities.........        -        2,221,232
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................        -       (1,104,330)
                                                   ------------  ------------
Net cash used in financing activities.............        -       (1,104,330)
Net increase (decrease) in cash and cash           ------------  ------------
  equivalents.....................................      (7,839)    1,162,717
Cash and cash equivalents at beginning of period..     108,890     1,226,087
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $   101,051     2,388,804
                                                   ============  ============













                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1998
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

                                March 31, 1998
                                  (unaudited)


Loan assumption fees received are deferred as unearned income and amortized over the remaining life of the related loan.

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The investment property was obtained on April 4, 1997 in a sheriff's sale (Note 3) and was recorded at the lower of the loan balance plus costs incurred or its estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective April 4, 1997, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Maintenance and repair expenses are charged to operations as incurred. Adjustments for impairment loss for such properties are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of March 31, 1998, the Partnership has not recognized any such impairment on its property.

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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $6,229 and $2,228 was unpaid as of March 31, 1998 and December 31, 1997, respectively.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1998
                                  (unaudited)


Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,001 for the three months ended March 31, 1997 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates. No such fees were incurred in 1998.

The Partnership's investment property is managed by an Affiliate of the General Partner which earns annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $3,956 for the three months ended March 31, 1998 which are included in property operating expenses to Affiliates. No such fees were incurred for the three months ended March 31, 1997. In addition, an Affiliate of the General Partner performed professional services relating to the Partnership's investment property and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,477 for the three months ended March 31, 1998 are included in property operating expenses to Affiliates, of which $4,477 was unpaid as of March 31, 1998. No such costs were incurred in 1997.

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


(3) Investment Property Held For Sale

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

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of March 31, 1998, cumulative distributions to Limited Partners totaled $13,586,443, of which $7,558,390 represents principal amortization, payoffs on eleven loans, prepayment penalties and proceeds from the sale of three properties.

At March 31, 1998, the Partnership had cash and cash equivalents aggregating $101,051 which will be utilized for future distributions to partners and working capital requirements. At March 31, 1998, the Partnership's remaining asset is an investment property. The source of future liquidity and distributions to the Limited and General Partners is expected to be from the cash flow and sale of this investment property. Until such sale occurs, the Partnership may rely on advances from Affiliates of the General Partner or other short-term financing to meet the Partnership's needs.

Results of Operations

Interest and fees on mortgage loans receivable decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the prepayments and/or maturities of the Partnership's remaining mortgage loans receivable.

Interest on investments decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the Partnership distributing repayment proceeds to the Limited Partners.

The other income recorded by the Partnership for the three months ended March 31, 1997 consists of 50% of the appreciated values of the properties located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois and 5830 West 87th Street, Burbank, Illinois and the prepayment penalty received from the payoff of the loan collateralized by the property located at 6910 Sheridan, Chicago, Illinois on April 3, 1997. The appreciated value is defined as the difference between the appraised value of the property at maturity and the appraised value at the time of the loan origination.

Rental income and property operating expenses for the three months ended March 31, 1998 are the result of the Partnership recording the property operations of the investment property as of April 4, 1997.

Professional services to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in accounting services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due primarily to decreases in mortgage servicing fees, data processing and investor services expenses.

Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.









                          PART II - Other Information

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


                            INLAND MORTGAGE INVESTORS FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 15, 1998


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: May 15, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 15, 1998