Form 10-Q
period 1998-06-30
INLAND MORTGAGE INVESTORS FUND LP
filed 1998-08-07
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - Financial Information

Item 1. Financial Statements


                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets

                      June 30, 1998 and December 31, 1997
                                  (unaudited)


                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $    42,449       108,890
Accrued interest and other receivables............      11,009         7,846

Investment property held for sale (Notes 1 and 4):
  Land............................................     140,101       140,101
  Building and improvements.......................     991,539       975,237
                                                   ------------  ------------
                                                     1,131,640     1,115,338
                                                   ------------  ------------
Total assets...................................... $ 1,185,098     1,232,074
                                                   ============  ============


























                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets
                                  (continued)

                      June 30, 1998 and December 31, 1997
                                  (unaudited)


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $     9,587        11,939
  Due to Affiliates (Note 2)......................         359         2,228
  Security deposits...............................      11,838        15,876
  Accrued real estate taxes.......................      27,694        41,472
  Unearned income.................................       2,273         1,092
                                                   ------------  ------------
Total liabilities.................................      51,751        72,607
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     278,270       278,531
    Cumulative cash distributions.................    (276,657)     (276,657)
                                                   ------------  ------------
                                                         2,113         2,374
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
    20,129.24 Units outstanding (net of
      offering costs of $1,082,660, of which
      $219,526 was paid to Affiliates)............   8,981,960     8,981,960
    Cumulative net income.........................   5,735,717     5,761,576
    Cumulative cash distributions................. (13,586,443)  (13,586,443)
                                                   ------------  ------------
                                                     1,131,234     1,157,093
                                                   ------------  ------------
Total Partners' capital...........................   1,133,347     1,159,467
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,185,098     1,232,074
                                                   ============  ============













                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

           For the three and six months ended June 30, 1998 and 1997
                                  (unaudited)

                                         Three months           Six months
                                            ended                 ended
                                           June 30,              June 30,
                                           --------              --------
Income:                                1998       1997       1998       1997
  Interest and fees on mortgage        ----       ----       ----       ----
    loans receivable (Note 3)...... $    -         3,040       -        43,540
  Interest on investments..........       821     39,834      2,108     58,594
  Rental income....................    69,051     74,245    145,212     74,245
  Other income.....................      -         9,825       -        84,484
                                    ---------- ---------- ---------- ----------
                                       69,872    126,944    147,320    260,863
                                    ---------- ---------- ---------- ----------
Expenses:
  Professional services to
    Affiliates.....................     1,458        228      3,535      4,590
  Professional services to
    non-affiliates.................     8,696      2,724     27,547     21,594
  General and administrative
    expenses to Affiliates.........     3,469      4,538      9,759     19,609
  General and administrative
    expenses to non-affiliates.....     3,950      3,910      6,364      6,674
  Property operating expenses
    to Affiliates..................     3,209      3,288     11,642      3,288
  Property operating expenses
    to non-affiliates..............    45,152     90,156    114,593     90,156
                                    ---------- ---------- ---------- ----------
                                       65,934    104,844    173,440    145,911
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $   3,938     22,100    (26,120)   114,952
                                    ========== ========== ========== ==========

Net income (loss) allocated to:
  General Partner..................        39      1,214       (261)     3,210
  Limited Partners.................     3,899     20,886    (25,859)   111,742
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $   3,938     22,100    (26,120)   114,952
                                    ========== ========== ========== ==========

Net income (loss) allocated to the
  one General Partner Unit......... $      39      1,214       (261)     3,210
                                    ========== ========== ========== ==========
Net income (loss) per Unit, basic
  and diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 20,129.24............... $     .20       1.04      (1.28)      5.55
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

                For the six months ended June 30, 1998 and 1997
                                  (unaudited)



                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income (loss)............................... $   (26,120)      114,952
  Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
    Changes in assets and liabilities:
      Accrued interest and other receivables......      (3,163)       (2,341)
      Accounts payable............................      (2,352)       16,153
      Unearned income.............................       1,181        (2,222)
      Deposits held for others....................      (4,038)       15,470
      Accrued real estate taxes...................     (13,778)       20,736
      Due to Affiliates...........................      (1,869)        2,992
Net cash provided by (used in) operating           ------------  ------------
  activities......................................     (50,139)      165,740
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment property................     (16,302)      (80,000)
  Principal payments collected....................        -        2,712,445
Net cash provided by (used in) investing           ------------  ------------
  activities......................................     (16,302)    2,632,445
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................        -       (1,144,255)
                                                   ------------  ------------
Net cash used in financing activities.............        -       (1,144,255)
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................     (66,441)    1,653,930
Cash and cash equivalents at beginning of period..     108,890     1,226,087
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $    42,449     2,880,017
                                                   ============  ============


Supplemental schedule of non-cash investing activities:

Foreclosure of mortgaged property (Note 3):
Reduction of mortgage loans receivable............ $      -        1,000,721
Increase in investment property...................        -       (1,000,721)
                                                   ------------  ------------
                                                   $      -             -
                                                   ============  ============


                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)


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

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The investment property was obtained on April 4, 1997 in a sheriff's sale (Note 3) and was recorded at the lower of the loan balance plus costs incurred or its estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective April 4, 1997, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Maintenance and repair expenses are charged to operations as incurred. Adjustments for impairment loss for such properties are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of June 30, 1998, the Partnership has not recognized any such impairment on its property.

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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $359 and $2,228 was unpaid as of June 30, 1998 and December 31, 1997, respectively.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                 June 30, 1998
                                  (unaudited)


Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,312 for the six months ended June 30, 1997 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates. No such fees were incurred in 1998.

The Partnership's investment property is managed by an Affiliate of the General Partner which earns annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $7,165 and $3,288 for the six months ended June 30, 1998 and June 30, 1997, respectively, which are included in property operating expenses to Affiliates. In addition, an Affiliate of the General Partner performed professional services relating to the Partnership's investment property and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,477 for the six months ended June 30, 1998 are included in property operating expenses to Affiliates, all of which have been paid as of June 30, 1998. No such costs were incurred in 1997.

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

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of June 30, 1998, cumulative distributions to Limited Partners totaled $13,586,443, of which $7,558,390 represents principal amortization, payoffs on eleven loans, prepayment penalties and proceeds from the sale of three properties.

At June 30, 1998, the Partnership had cash and cash equivalents aggregating $42,449 which will be utilized for future distributions to partners and working capital requirements. At June 30, 1998, the Partnership's remaining asset is an investment property. The source of future liquidity and distributions to the Limited and General Partners is expected to be from the cash flow and sale of this investment property. Until such sale occurs, the Partnership may rely on advances from Affiliates of the General Partner or other short-term financing to meet the Partnership's needs.

Results of Operations

Interest and fees on mortgage loans receivable decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the prepayments and/or maturities of the Partnership's remaining mortgage loans receivable.

Interest on investments decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to the Partnership distributing repayment proceeds to the Limited Partners.

The other income recorded by the Partnership for the six months ended June 30, 1997 consists of 50% of the appreciated values of the properties located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois and 5830 West 87th Street, Burbank, Illinois and the prepayment penalty received from the payoff of the loan collateralized by the property located at 6910 Sheridan, Chicago, Illinois. The appreciated value is defined as the difference between the appraised value of the property at maturity of the loan and the appraised value at the time of the loan origination.

Rental income and property operating expenses increased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to the Partnership recording the property operations of the investment property as of April 4, 1997.

Professional services to Affiliates decreased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to a decrease in accounting services required by the Partnership. This decrease was partially offset by an increase in legal services. Professional services to non-affiliates increased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to an increase in legal services required by the Partnership.

General and administrative expenses to Affiliates decreased for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due primarily to decreases in mortgage servicing fees, data processing and investor services expenses.



Year 2000 Compliance

The Partnership has reviewed its current computer systems and does not anticipate any future problems relating to the year 2000.









                          PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

Item 7:  Exhibits and Reports on Form 8-K

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


                            INLAND MORTGAGE INVESTORS FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: August 6, 1998


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: August 6, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: August 6, 1998