Form 10-Q
period 1998-09-30
INLAND MORTGAGE INVESTORS FUND LP
filed 1998-11-13
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


               For the Quarterly Period Ended September 30, 1998

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

                   September 30, 1998 and December 31, 1997
                                  (unaudited)



                                    Assets
                                    ------
                                                       1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $    26,995       108,890
Accrued interest and other receivables............        -            7,846
Other assets......................................       3,411          -

Investment property held for sale (Notes 1 and 4):
  Land............................................     140,101       140,101
  Building and improvements.......................     991,539       975,237
                                                   ------------  ------------
                                                     1,131,640     1,115,338
                                                   ------------  ------------
Total assets...................................... $ 1,162,046     1,232,074
                                                   ============  ============



























                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets
                                  (continued)

                   September 30, 1998 and December 31, 1997
                                  (unaudited)



                       Liabilities and Partners' Capital
                       ---------------------------------
                                                       1998          1997
Liabilities:                                           ----          ----
  Accounts payable................................ $    22,479        11,939
  Due to Affiliates (Note 2)......................       5,678         2,228
  Security deposits...............................       7,569        15,876
  Accrued real estate taxes.......................      21,277        41,472
  Unearned income (Note 1)........................       4,285         1,092
                                                   ------------  ------------
Total liabilities.................................      61,288        72,607
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     277,944       278,531
    Cumulative cash distributions.................    (276,657)     (276,657)
                                                   ------------  ------------
                                                         1,787         2,374
                                                   ------------  ------------
  Limited Partners:
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding (net of
      offering costs of $1,082,660, of which
      $219,526 was paid to Affiliates)............   8,981,960     8,981,960
    Cumulative net income.........................   5,703,454     5,761,576
    Cumulative cash distributions................. (13,586,443)  (13,586,443)
                                                   ------------  ------------
                                                     1,098,971     1,157,093
                                                   ------------  ------------
Total Partners' capital...........................   1,100,758     1,159,467
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,162,046     1,232,074
                                                   ============  ============








                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

        For the three and nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                         Three months           Nine months
                                            ended                 ended
                                         September 30,          September 30,
                                         -------------          -------------
Income:                                1998       1997       1998       1997
  Interest and fees on mortgage        ----       ----       ----       ----
    loans receivable (Note 3)...... $    -          -          -        43,540
  Interest on investments..........       422     13,152      2,530     71,746
  Rental income....................    48,916     54,278    194,128    128,523
  Other income.....................      -          -          -        84,484
                                    ---------- ---------- ---------- ----------
                                       49,338     67,430    196,658    328,293
Expenses:                           ---------- ---------- ---------- ----------
  Professional services to
    Affiliates.....................     2,227      2,500      5,762      7,090
  Professional services to
    non-affiliates.................     3,380      2,389     30,927     23,983
  General and administrative
    expenses to Affiliates.........     5,026      4,724     14,785     24,333
  General and administrative
    expenses to non-affiliates.....     3,526      2,814      9,890      9,488
  Property operating expenses
    to Affiliates..................     2,723      2,780     14,365      6,068
  Property operating expenses
    to non-affiliates..............    65,045     78,923    179,638    169,079
                                    ---------- ---------- ---------- ----------
                                       81,927     94,130    255,367    240,041
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $ (32,589)   (26,700)   (58,709)    88,252
                                    ========== ========== ========== ==========
Net income (loss) allocated to:
  General Partner..................      (326)      -          (587)     3,210
  Limited Partners.................   (32,263)   (26,700)   (58,122)    85,042
                                    ---------- ---------- ---------- ----------
Net income (loss).................. $ (32,589)   (26,700)   (58,709)    88,252
                                    ========== ========== ========== ==========
Net income (loss) allocated to the
  one General Partner Unit......... $    (326)      -          (587)     3,210
                                    ========== ========== ========== ==========
Net income (loss) per Unit, basic
  and diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 20,129.24............... $   (1.60)     (1.33)     (2.89)      4.22
                                    ========== ========== ========== ==========

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                                       1998          1997
Cash flows from operating activities:                  ----          ----
  Net income (loss)............................... $   (58,709)       88,252
  Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
    Changes in assets and liabilities:
      Accrued interest and other receivables......       7,846        (9,035)
      Other assets................................      (3,411)         -
      Accounts payable............................      10,540        34,525
      Unearned income.............................       3,193        (2,709)
      Security deposits...........................      (8,307)       11,551
      Accrued real estate taxes...................     (20,195)       31,104
      Due to Affiliates...........................       3,450         4,521
Net cash provided by (used in) operating           ------------  ------------
  activities......................................     (65,593)      158,209
                                                   ------------  ------------
Cash flows from investing activities:
  Additions to investment property................     (16,302)      (80,000)
  Principal payments collected....................        -        2,712,445
Net cash provided by (used in) investing           ------------  ------------
  activities......................................     (16,302)    2,632,445
                                                   ------------  ------------
Cash flows from financing activities:
  Distributions paid..............................        -       (3,858,303)
                                                   ------------  ------------
Net cash used in financing activities.............        -       (3,858,303)
                                                   ------------  ------------
Net decrease in cash and cash equivalents.........     (81,895)   (1,067,649)
Cash and cash equivalents at beginning of period..     108,890     1,226,087
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $    26,995       158,438
                                                   ============  ============

Supplemental schedule of non-cash investing activities:

Foreclosure of mortgaged property (Note 3):
Reduction of mortgage loans receivable............ $      -        1,000,721
Increase in investment property...................        -       (1,000,721)
                                                   ------------  ------------
                                                   $      -             -
                                                   ============  ============



                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)


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

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The investment property was obtained on April 4, 1997 in a sheriff's sale (Note 3) and was recorded at the lower of the loan balance plus costs incurred or its estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective April 4, 1997, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Maintenance and repair expenses are charged to operations as incurred. Adjustments for impairment loss for such properties are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of September 30, 1998, the Partnership has not recognized any such impairment on its property.

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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $5,678 and $2,228 was unpaid as of September 30, 1998 and December 31, 1997, respectively.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                              September 30, 1998
                                  (unaudited)


Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,312 for the nine months ended September 30, 1997 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates. No such fees were incurred in 1998.

The Partnership's investment property is managed by an Affiliate of the General Partner which earns annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $9,888 and $6,068 for the nine months ended September 30, 1998 and 1997, respectively, which are included in property operating expenses to Affiliates. In addition, an Affiliate of the General Partner performed professional services relating to the Partnership's investment property and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,477 for the nine months ended September 30, 1998 are included in property operating expenses to Affiliates, all of which have been paid as of September 30, 1998. No such costs were incurred in 1997.

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

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of September 30, 1998, cumulative distributions to Limited Partners totaled $13,586,443, of which $7,558,390 represents principal amortization, payoffs on eleven loans, prepayment penalties and proceeds from the sale of three properties.

At September 30, 1998, the Partnership had cash and cash equivalents aggregating $26,995 which will be utilized for future distributions to partners and working capital requirements. At September 30, 1998, the Partnership's remaining asset is an investment property. The source of future liquidity and distributions to the Limited and General Partners is expected to be from the cash flow and sale of this investment property. Until such sale occurs, the Partnership may rely on advances from Affiliates of the General Partner or other short-term financing to meet the Partnership's needs.

Results of Operations

Interest and fees on mortgage loans receivable decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the prepayments and/or maturities of the Partnership's remaining mortgage loans receivable.

Interest on investments decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the Partnership distributing repayment proceeds to the Limited Partners.

The other income recorded by the Partnership for the nine months ended September 30, 1997 consists of 50% of the appreciated values of the properties located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois and 5830 West 87th Street, Burbank, Illinois and the prepayment penalty received from the payoff of the loan collateralized by the property located at 6910 Sheridan, Chicago, Illinois. The appreciated value is defined as the difference between the appraised value of the property at maturity of the loan and the appraised value at the time of the loan origination.

Rental income and property operating expenses increased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to the Partnership recording the property operations of the investment property as of April 4, 1997.

Professional services to Affiliates decreased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to a decrease in accounting services required by the Partnership. This decrease was partially offset by an increase in legal services. Professional services to non-affiliates increased for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to an increase in legal services required by the Partnership.

General and administrative expenses to Affiliates decreased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due primarily to decreases in mortgage servicing fees, data processing and investor services expenses.

The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1997 and 1998:

                                    1997                        1998
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Indian Trail Road           N/A   98%   82%   95%       91%   85%   82%
Aurora, Illinois


Year 2000 Issues

GENERAL

Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS

The Partnership has identified the following three areas for "Year-2000" compliance efforts:

Business  Computer  Systems:  The  majority  of  the  Partnership's information technology systems were developed internally and include accounting, lease management, investment portfolio tracking, and tax return preparation. The Partnership has rights to the source code for these applications and employs programmers who are knowledgeable regarding these systems. The process of testing these internal systems to determine year 2000 compliance is nearly complete. The Partnership does not anticipate any material costs relating to its business computer systems regarding year 2000 compliance since the Partnership's critical hardware and software systems use four digits to represent the applicable year. The Partnership does use various computers, so-called "PC's", that may run software that may not use four digits to represent the applicable year. The Partnership is in the process of testing the PC hardware and software to determine year 2000 compliance, but it must be noted that such PC's are incidental to the Partnership's critical systems. The Partnership is considering independent testing of its critical systems.

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. Since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition due to year 2000 non-compliance by any of the Partnership's tenants or suppliers.

Non-Information Technology Systems: In the operation of its properties, the Partnership has acquired equipment with embedded technology such as microcontrollers, which operate heating, ventilation, and air conditioning systems, fire alarms, security systems, telephones and other equipment utilizing time-sensitive technology. The Partnership is in the process of evaluating its potential exposure and costs if such non-information technology systems are not year 2000 compliant and expects to be able to complete its assessment during the second quarter of 1999.

YEAR 2000 COSTS

The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $50,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through September 30, 1998 are estimated at approximately $5,000.

YEAR 2000 RISKS

The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Partnership's properties.

CONTINGENCY PLAN

The Partnership is in the process of formulating a contingency plan which will be developed by July of 1999.



                          PART II - Other Information

Items 1 through 6(b) are omitted because of the absence of conditions under which they are required.

Item 7.  Exhibits and Reports on Form 8-K

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


                            INLAND MORTGAGE INVESTORS FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: November 12, 1998


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: November 12, 1998


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: November 12, 1998