Form 10-K
period 1998-12-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1999-03-26
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For The Fiscal Year Ended December 31, 1998

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

                       INLAND MORTGAGE INVESTORS FUND, L.P.
                              (a limited partnership)

                                 TABLE OF CONTENTS



                                      Part I                              Page
                                      ------                              ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   3

  Item  3. Legal Proceedings.............................................   3

  Item  4. Submission of Matters to a Vote of Security Holders...........   3


                                      Part II
                                      -------
  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   4

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   6

  Item  8. Financial Statements and Supplementary Data...................  10

  Item  9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................  21


                                     Part III
                                     --------
  Item 10. Directors and Executive Officers of the Registrant............  21

  Item 11. Executive Compensation........................................  27

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  28

  Item 13. Certain Relationships and Related Transactions................  28


                                      Part IV
                                      -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  29


  SIGNATURES.............................................................  30

                                    PART I


Item 1.  Business

The Registrant, Inland Mortgage Investors Fund, L.P. (the "Partnership"), is a limited partnership formed on December 5, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act. On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units resulting in gross offering proceeds of $10,064,620, not including $500 which is the General Partner contribution. All of the holders of these Units were admitted to the Partnership. A majority of these proceeds were used to fund first mortgage loans. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of offering proceeds collected, net of participations. As of December 31, 1998, $7,558,390 has been repaid, which includes principal amortization, payoffs on eleven loans, prepayment penalties and proceeds from the sale of three properties. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's first mortgage receivable investments in proportion to the number of Units held. Inland Real Estate Investment Corporation is the General Partner.

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

The Partnership had no employees during 1998.

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

There were no matters submitted to a vote of security holders during 1998.

                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of December 31, 1998, there were 737 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan is available to the Limited Partners. See "Liquidity Plan" and "Distribution Reinvestment Plan," page 18 and pages 37-38, respectively, of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference. At this time, there are no Limited Partners contributing to the DRP.

Item 6.  Selected Financial Data

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

       For the years ended December 31, 1998, 1997, 1996, 1995 and 1994

            (not covered by the Report of Independent Accountants)

                         1998        1997        1996        1995        1994
                         ----        ----        ----        ----        ----
Total assets......... $1,151,562   1,232,074   4,965,920   5,923,235   6,470,865
                      =========== =========== =========== =========== ==========

Total income......... $  260,149     382,462     434,350     596,496     635,063
                      =========== =========== =========== =========== ==========

Net income (loss).... $  (55,906)     58,174     361,529     521,719     555,677
                      =========== =========== =========== =========== ==========
Net income (loss)
  allocated to the one
  General Partner Unit$     (559)      3,210      17,786      26,480      26,766
                      =========== =========== =========== =========== ==========
Net income (loss)
  per Unit allocated
  to Limited Partners
  from (b)........... $    (2.75)       2.73       17.08       24.60       26.28
                      =========== =========== =========== =========== ==========

Distributions to Limited
  Partners from:
Operations...........       -        127,627     391,806     509,563     520,964
Repayment proceeds...       -      3,723,959     900,900     530,920     671,989
                      ----------- ----------- ----------- ----------- ----------
                      $     -      3,851,586   1,292,706   1,040,483   1,192,953
                      =========== =========== =========== =========== ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations...........       -           6.34       19.46       25.31       25.88
Repayment proceeds...       -         185.00       44.76       26.38       33.38
                      ----------- ----------- ----------- ----------- ----------
                      $     -         191.34       64.22       51.69       59.26
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

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of December 31, 1998, cumulative distributions to Limited Partners totaled $13,586,443, of which $7,558,390 represents principal amortization, payoffs on eleven loans, prepayment penalties and proceeds from the sale of three properties.

At December 31, 1998, the Partnership had cash and cash equivalents aggregating $14,310 which will be utilized for future distributions to partners and working capital requirements. At December 31, 1998, the Partnership's remaining asset is an investment property. The source of future liquidity and distributions to the Limited and General Partners is expected to be from the cash flow and sale of this investment property. Until such sale occurs, the Partnership may rely on advances from Affiliates of the General Partner or other short-term financing to meet the Partnership's needs.

Results of Operations

Interest income on mortgage loans receivable decreased for the years ended December 31, 1998 and 1997, as compared to the year ended December 31, 1996, due primarily to the prepayments and/or maturities of seven of the Partnership's mortgage loans receivable (5420 North Kenmore prepaid on April 2, 1996, 712-720 West Grace prepaid on June 18, 1996, 7434-7442 North Hermitage prepaid on June 27, 1996, 288, 294-298 Pennsylvania/Kenilworth matured on January 28, 1997, 5830 West 87th Street prepaid on February 13, 1997, 7428 West Washington matured on March 31, 1997 and 6910 North Sheridan prepaid on April 3, 1997). Additionally, interest income on mortgage loans receivable decreased due to the Partnership discontinuing accruing interest on the mortgage loan receivable collateralized by the property located at Indian Trail Road, Aurora, Illinois. As of March 31, 1997, the Partnership was owed and had not recorded interest of $73,984 for the period from July 1996 to March 1997. The loan on this property, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment property held for sale as of April 4, 1997, the date on which the Partnership acquired title.

Interest on investments decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to the Partnership distributing repayment proceeds to the Limited Partners in 1997. Interest on investments increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in interest rates on short-term investments and the Partnership investing repayment proceeds before being distributed to the Limited Partners.

The other income recorded by the Partnership for the year ended December 31, 1998 consists of damage income from tenants of the investment property located at Indian Trail Road in Aurora, Illinois. The other income recorded by the Partnership for the year ended December 31, 1997 consists of 50% of the appreciated values of the properties located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois and 5830 West 87th Street, Burbank, Illinois and the prepayment penalty received from the payoff of the loan collateralized by the property located at 6910 Sheridan, Chicago, Illinois on April 3, 1997. The appreciated value is defined as the difference between the appraised value of the property at maturity and the appraised value at the time of the loan origination. The other income recorded by the Partnership for the year ended December 31, 1996, is primarily the prepayment penalty received for the payoff of the loan collateralized by the property located at 7434-7442 North Hermitage on June 27, 1996 and late charges received on the Partnership's other mortgage loans receivable.

Rental income increased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to the Partnership recording property operations for twelve months in 1998 versus nine months in 1997. The Partnership began recording operations of the investment property as of April 4, 1997. Property operating expenses to non-affiliates decreased for the year ended December 31, 1998, as compared to the year ended December 31, 1997, despite the fact that twelve months of operations are included in 1998 versus nine months of operations in 1997. The decrease is due to decreases in repairs and maintenance and lower real estate taxes due to property tax adjustments for vacancies.

Professional services to Affiliates decreased for the years ended December 31, 1998 and 1997, as compared to the year ended December 31, 1996, due to decreases in legal and accounting services required by the Partnership. Professional services to non-affiliates was higher for the year ended December 31, 1997, as compared to the years ended December 31, 1998 and 1996, due to increases in legal and accounting services required by the Partnership as a result of the foreclosure on the property located at Indian Trail Road in Aurora, Illinois.

General and administrative expenses to Affiliates decreased for the years ended December 31, 1998 and 1997, as compared to the year ended December 31, 1996, due to a decrease in mortgage servicing fees on the Partnership's mortgage loans receivable as they were prepaid and/or matured and a decrease in investor services expense.

Year 2000 Issues

GENERAL
-------
Many computer operating systems and software applications were designed such that the year 1999 is the maximum date that can be processed accurately. In conducting business, the Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software developed internally and, to a limited extent, by outside software vendors. The Partnership has assessed its vulnerability to the so-called "Year-2000 Issue" with respect to its equipment and computer systems.

STATE OF READINESS
------------------
The Partnership has identified the following three areas for "Year-2000" compliance efforts:

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

Tenants and Suppliers: The Partnership is in the process of surveying tenants, suppliers and other parties with whom the Partnership does a significant amount of business to identify the Partnership's potential exposure in the event such parties are not year 2000 compliant in a timely manner. At this time, the Partnership is not aware of any party that is anticipating a material Year 2000 compliance issue. However, since this area involves some parties over which the Partnership has no control, such as public utility companies, it is difficult, at best, to judge the status of the outside companies' year 2000 compliance. The Partnership is working closely with all suppliers of goods and services in an effort to minimize the impact of the failure of any supplier to become year 2000 compliant by December 31, 1999. The Partnership's investigations and assessments of possible year 2000 issues are in a preliminary stage, and currently the Partnership is not aware of any material impact on its business, operations or financial condition even if one or more parties is not Year 2000 compliant in a timely manner, due to the number and nature of the Partnership's tenants or suppliers.

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

YEAR 2000 RISKS
---------------
The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its business computer systems would be the inability to access information which could result in the failure to issue financial reports. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its tenants is failure to receive rental income which could result in the Partnership being unable to meet cash requirements for monthly expenses. The most reasonable likely worst case scenario for the Partnership with respect to the year 2000 non-compliance of its suppliers is the failure to supply necessary utilities; including, but not limited to heating, as a result of a malfunctioning of non-information technology systems in some of the Partnership's properties.

YEAR 2000 COSTS
---------------
The Partnership's General Partner and its Affiliates estimate that costs to achieve year 2000 compliance will not exceed $100,000. However, only approximately 1% of these costs will be directly allocated to and paid by the Partnership. The balance of the year 2000 compliance costs, approximately 99%, will be paid by the General Partner and its Affiliates. Total year 2000 compliance costs incurred through December 31, 1998 are estimated at approximately $5,000.

CONTINGENCY PLAN
----------------
The Partnership expects to be Year 2000 compliant in advance of the year 2000. The Partnership will continue to monitor its progress and state of readiness, and is in the process of formulating a contingency plan which the Partnership will be prepared to adopt with respect to areas in which evidence arises that it may not become Year 2000 compliant in sufficient time. With respect to its tenants, suppliers and other parties with whom the Partnership conducts business, the Partnership does not yet have sufficient information to identify the types of problems it may encounter in the event these third parties are not Year 2000 compliant. As information is obtained that may indicate such parties may not become Year 2000 compliant in sufficient time, the Partnership is prepared to develop contingency plans, accordingly.


Inflation

Inflation in future periods is likely to increase rental income levels (from leases to new tenants or renewals of existing tenants) in accordance with normal market conditions. Due to the short term nature (generally no longer than one year) of the property's leases, the adjustments to rental income should offset most of the increases in property operating expenses with little effect on operating income.

Continued inflation may cause capital appreciation of the Partnership's investment property over a period of time as rental rates and replacement costs of the property continue to increase.


Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data


                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  11

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997.............................  12

  Statements of Operations, for the years
    ended December 31, 1998, 1997 and 1996...............................  13

  Statements of Partners' Capital, for the years
    ended December 31, 1998, 1997 and 1996...............................  14

  Statements of Cash Flows, for the years ended
    December 31, 1998, 1997 and 1996.....................................  15

  Notes to Financial Statements..........................................  16


Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Partners of Inland Mortgage
  Investors Fund, L.P.


In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund, L.P. (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                         PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
March 15, 1999

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets

                          December 31, 1998 and 1997


                                    Assets
                                    ------             1998          1997
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $    14,310       108,890
Accrued interest and other receivables............       5,613         7,846

Investment property held for sale (Notes 1 and 4):
  Land............................................     140,101       140,101
  Building and improvements.......................     991,538       975,237
                                                   ------------  ------------
Total assets...................................... $ 1,151,562     1,232,074
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $     5,817        11,939
  Due to Affiliates (Note 3)......................         472         2,228
  Security deposits...............................      10,416        15,876
  Accrued real estate taxes.......................      28,369        41,472
  Unearned income (Note 1)........................       2,927         1,092
                                                   ------------  ------------
Total liabilities.................................      48,001        72,607
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     277,972       278,531
    Cumulative cash distributions.................    (276,657)     (276,657)
                                                   ------------  ------------
                                                         1,815         2,374
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding at 1998 and
      1997 (net of offering costs of $1,082,660,
      of which $219,526 was paid to Affiliates)...   8,981,960     8,981,960
    Cumulative net income.........................   5,706,229     5,761,576
    Cumulative cash distributions................. (13,586,443)  (13,586,443)
                                                   ------------  ------------
                                                     1,101,746     1,157,093
                                                   ------------  ------------
Total Partners' capital...........................   1,103,561     1,159,467
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,151,562     1,232,074
                                                   ============  ============


                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

             For the years ended December 31, 1998, 1997 and 1996



Income:                                  1998          1997          1996
  Interest and fees on mortgage loans    ----          ----          ----
    receivable (Note 5)............. $      -           43,540       371,225
  Interest on investments...........       2,531        73,496        53,615
  Rental income.....................     253,430       188,023          -
  Other income......................       4,188        77,403         9,510
                                     ------------  ------------  ------------
                                         260,149       382,462       434,350
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       6,829         8,913        13,455
  Professional services to
    non-affiliates..................      19,407        21,364        18,946
  General and administrative
    expenses to Affiliates..........      18,178        27,554        32,173
  General and administrative
    expenses to non-affiliates......       5,518         6,349         8,247
  Property operating expenses
    to Affiliates...................      17,526         9,060          -
  Property operating expenses
    to non-affiliates...............     248,597       251,048          -
                                     ------------  ------------  ------------
                                         316,055       324,288        72,821
                                     ------------  ------------  ------------
Net income (loss)................... $   (55,906)       58,174       361,529
                                     ============  ============  ============
Net income (loss) allocated to (Note 2):
  General Partner...................        (559)        3,210        17,786
  Limited Partners..................     (55,347)       54,964       343,743
                                     ------------  ------------  ------------
Net income (loss)................... $   (55,906)       58,174       361,529
                                     ============  ============  ============
Net income (loss) from operations
  allocated to the one General
  Partner Unit...................... $      (559)        3,210        17,786
                                     ============  ============  ============
Net income (loss) per Unit, basic
  and diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 20,129.24................ $     (2.75)         2.73         17.08
                                     ============  ============  ============






                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

             For the years ended December 31, 1998, 1997 and 1996



                                        General      Limited
                                        Partner      Partners       Total
                                     ------------- ------------- ------------
Balance at January 1, 1996.......... $     8,716     5,902,678     5,911,394

Net income..........................      17,786       343,743       361,529
Distributions to Partners ($64.22 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......     (20,621)   (1,292,706)   (1,313,327)
                                     ------------  ------------  ------------
Balance at December 31, 1996........       5,881     4,953,715     4,959,596


Net income..........................       3,210        54,964        58,174
Distributions to Partners ($191.34
  per Limited Partnership Unit based
  on Units of 20,129.24)(Note 2)....      (6,717)   (3,851,586)   (3,858,303)
                                     ------------  ------------  ------------
Balance at December 31, 1997........       2,374     1,157,093     1,159,467


Net loss............................        (559)      (55,347)      (55,906)
                                     ------------  ------------  ------------
Balance at December 31, 1998........ $     1,815     1,101,746     1,103,561
                                     ============  ============  ============






















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

             For the years ended December 31, 1998, 1997 and 1996


                                         1998          1997          1996
Cash flows from operating activities:    ----          ----          ----
  Net income (loss)................. $   (55,906)       58,174       361,529
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities:
    Changes in assets and liabilities:
      Accrued interest and other
        receivables.................       2,233        18,821        20,833
      Accounts payable..............      (6,122)       11,887          (806)
      Unearned income...............       1,835        (2,751)       (3,400)
      Security deposits.............      (5,460)       15,876          -
      Accrued real estate taxes.....     (13,103)       41,472          -
      Due to Affiliates.............      (1,756)         (201)       (1,311)
Net cash provided by (used in)       ------------  ------------  ------------
  operating activities..............     (78,279)      143,278       376,845
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Additions to investment property..     (16,301)     (114,617)         -
  Principal payments collected......        -        2,712,445     1,911,808
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............     (16,301)    2,597,828     1,911,808
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Distributions paid................        -       (3,858,303)   (1,313,327)
Net cash used in financing           ------------  ------------  ------------
  activities........................        -       (3,858,303)   (1,313,327)
Net increase (decrease) in cash and  ------------  ------------  ------------
  cash equivalents..................     (94,580)   (1,117,197)      975,326
Cash and cash equivalents at
  beginning of year.................     108,890     1,226,087       250,761
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $    14,310       108,890     1,226,087
                                     ============  ============  ============


Supplemental schedule of non-cash investing activities:

Foreclosure of mortgaged property (Note 5):
Reduction of mortgage loans
  receivable........................ $      -        1,000,721          -
Increase in investment property.....        -       (1,000,721)         -
                                     ------------  ------------  ------------
                                     $      -             -             -
                                     ============  ============  ============


                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

             For the years ended December 31, 1998, 1997 and 1996

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

Statement of Financial Accounting Standards No. 121 ("SFAS 121") requires the Partnership to record an impairment loss on its property to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The investment property was obtained on April 4, 1997 in a sheriff's sale (Note 5) and was recorded at the lower of the loan balance plus costs incurred or its estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell such property and active marketing activity has commenced or is expected to commence in the near term. Effective April 4, 1997, the Partnership's investment property was held for sale. In accordance with SFAS 121, any property identified as "held for sale or disposition" is no longer depreciated. Maintenance and repair expenses are charged to operations as incurred. Adjustments for impairment loss for such properties are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. As of December 31, 1998, the Partnership has not recognized any such impairment on its property.

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

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership for the year ended December 31, 1998 and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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

                                       1998                      1997
                             -----------------------   -----------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------  -----------   ----------- -----------
Total assets................ $1,151,562   1,151,562     1,232,074    1,232,074

Partners' capital:
  General Partner...........      1,815       1,056         2,374        1,615
  Limited Partners..........  1,103,561   1,102,505     1,157,093    1,157,853

Net income (loss):
  General Partner...........       (559)       (559)        3,210        6,717
  Limited Partners..........    (55,347)    (55,347)       54,964       51,457

Net income (loss) per Limited
  Partnership Unit, basic
  and diluted...............      (2.75)      (2.75)         2.73         2.56


(2) Partnership Agreement

The Partnership Agreement defines the distribution of Operating Cash Flow. Such Operating Cash Flow will be distributed 90% to the Limited Partners and 10% to the General Partner. Of the 10% of Operating Cash Flow allocated to the General Partner, one-half shall be subordinated to the Limited Partners' receipt of a Non-compounded Cumulative Preferred Return of 14% per annum. Distributions of Loan Repayment Proceeds will be distributed first to Limited Partners in proportion to their participating percentages until they have received an amount equal to their Invested Capital plus any deficiency in the Cumulative Preferred Return. Thereafter, any remaining Repayment Proceeds which are available for distribution will be distributed 90% to the Limited Partners and 10% to the General Partner.

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


(3) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $472 and $2,228 was unpaid as of December 31, 1998 and 1997, respectively.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,312 in 1997 and $11,444 in 1996 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates. No such fees were incurred in 1998.

The Partnership's investment property is managed by an Affiliate of the General Partner which earns annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $13,049 and $9,060 for the years ended December 31, 1998 and 1997, respectively, which are included in property operating expenses to Affiliates. No Property Management Fees were incurred by the Partnership in 1996. In addition, an Affiliate of the General Partner performed professional services relating to the Partnership's investment property and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,477 for the year ended December 31, 1998 are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 1998. No such costs were incurred in 1997 or 1996.

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

On January 28, 1997, the loan collateralized by the property located at 288, 294-298 Pennsylvania/Kenilworth, Glen Ellyn, Illinois matured. The loan had an interest rate of 8.9%. The total proceeds received at maturity were $1,023,078, which represented the loan balance, accrued interest, accrued additional interest of $700 and 50% of the appreciated value of the property totaling $52,500 which is included in other income. The appreciated value is defined as the difference between the appraised value of the property at maturity and the appraised value at the time of the loan origination. The proceeds were distributed to the Limited Partners in July 1997.

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

On March 31, 1997, the loan collateralized by the property located at 7428 West Washington, Forest Park, Illinois matured. The loan had an interest rate of 6.975%. The total proceeds received at maturity were $828,658, which represented the loan balance, accrued interest and accrued late charges. The proceeds were distributed to the Limited Partners in July 1997.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)


The loan on the property, located on Indian Trail Road in Aurora, Illinois, previously accounted for as a mortgage loan in substantive foreclosure, is being accounted for as an investment property held for sale as of April 4, 1997. See Note 4.

The mortgage loan collateralized by 6910 North Sheridan, Chicago, Illinois, was a property which the Partnership previously owned through foreclosure. The property was sold to unaffiliated third party and financing was provided by the Partnership. On April 3, 1997, the loan was prepaid. The total proceeds received were $505,325, which represented the loan balance, accrued interest and a 2% prepayment penalty. The proceeds were distributed to the Limited Partners in July 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 1998.



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

Officers and Directors

The officers, directors and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                                  Functional Title

Daniel L. Goodwin..........  Chairman and Chief Executive Officer
Robert H. Baum.............  Executive Vice President-General Counsel
G. Joseph Cosenza..........  Senior Vice President-Acquisitions
Robert D. Parks............  Senior Vice President-Investments
Brenda G. Gujral...........  President and Chief Operating Officer-IREIC
Catherine L. Lynch.........  Treasurer
Roberta S. Matlin..........  Assistant Vice President-Investments
Mark Zalatoris.............  Assistant Vice President-Due Diligence
Patricia A. Challenger.....  Vice President-Asset Management
Frances C. Panico..........  Vice President-Mortgage Corporation
Raymond E. Petersen........  Vice President-Mortgage Corporation
Paul J. Wheeler............  Vice President-Personal Financial Services Group
Kelly Tucek................  Assistant Vice President-Partnership Accounting
Venton J. Carlston.........  Assistant Controller

    DANIEL L. GOODWIN (age 55) is Chairman of the Board of Directors of The Inland Group, Inc., a billion-dollar real estate and financial organization located in Oak Brook, Illinois. Among Inland's subsidiaries is the largest property management firm in Illinois and one of the largest commercial real estate and mortgage banking firms in the Midwest.

Mr. Goodwin has served as Director of the Avenue Bank of Oak Park and as a director of the Continental Bank of Oakbrook Terrace. He was Chairman of the Bank Holding Company of American National Bank of DuPage. Currently he is the Chairman of the Board of Inland Mortgage Investment Corporation.

Mr. Goodwin has been in the housing industry for more than 28 years, and has demonstrated a lifelong interest in housing-related issues. He is a licensed real estate broker and a member of the National Association of Realtors. Mr. Goodwin has developed thousands of housing units in the Midwest, New England, Florida, and the Southwest. He is also the author of a nationally recognized real estate reference book for the management of residential properties.

Mr. Goodwin has served on the Board of the Illinois State Affordable Housing Trust Fund for the past six years. He is an advisor for the Office of Housing Coordination Services of the State of Illinois, and a member of the Seniors
Housing Committee of the National Multi-Housing Council. Recently, Governor Edgar appointed Mr. Goodwin as Chairman of the Housing Production Committee for the Illinois State Affordable Housing Conference. He also served as a member of the Cook County Commissioner's Economic Housing Development Committee, and he was the Chairman of the DuPage County Affordable Housing Task Force. The 1992 Catholic Charities Award was presented to Mr. Goodwin for his work in addressing affordable housing needs. The City of Hope designated him as the Man of the Year for the Illinois construction industry. In 1989, the Chicago Metropolitan Coalition on Aging presented Mr. Goodwin with an award in recognition of his efforts in making housing more affordable to Chicago's Senior Citizens. On May 4, 1995, PADS, Inc. (Public Action to Deliver Shelter) presented Mr. Goodwin with an award, recognizing The Inland Group as the leading corporate provider of transitional housing for the homeless people of DuPage County. Mr. Goodwin also serves as Chairman of New Directions Housing Corporation, a leading provider of affordable housing in northern Illinois.

Mr. Goodwin is a product of Chicago-area schools, and obtained his Bachelor's and Master's Degrees from Illinois Universities. Following graduation, he taught for five years in the Chicago Public Schools. His commitment to education has continued through his work with the BBF Family Services' Pilot Elementary School in Chicago, and the development of the Inland Vocational Training Center for the Handicapped located at Little City in Palatine,
Illinois. He personally established an endowment which funds a perpetual scholarship program for inner-city disadvantaged youth. In 1990 he received the Northeastern Illinois University President's Meritorious Service Award. Mr. Goodwin holds a Master's Degree in Education from Northern Illinois University, and in 1986, he was awarded an Honorary Doctorate from Northeastern Illinois University College of Education. More than 12 years ago, under Mr. Goodwin's direction, Inland instituted a program to educate disabled students about the workplace. Most of these original students are still employed at Inland today, and Inland continues as one of the largest employers of the disabled in DuPage County. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, and he is currently a trustee of Benedictine University. He was elected Chairman of the Northeastern Illinois University Board of Trustees in January 1996.

In 1988 he received the Outstanding Business Leader Award from the Oak Brook Jaycees and in March 1994, he won the Excellence in Business Award from the DuPage Area Association of Business and Industry. Additionally, he was honored with a dinner sponsored by Little Friends on May 17, 1995 for rescuing their Parent-Handicapped Infant Program when they lost their lease. He was the recipient of the 1995 March of Dimes Life Achievement Award and was recently recognized as the 1998 Corporate Leader of the Year by the Oak Brook Area Association of Commerce and Industry. The Ray Graham Association for People with Disabilities honored Mr. Goodwin as the 1999 Employer of the Year. For many years, he has been Chairman of the National Football League Players Association Mackey Awards for the benefit of inner-city youth and he served as the recent Chairman of the Speakers Club of the Illinois House of Representatives.

    ROBERT H. BAUM (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Baum is Vice Chairman and Executive Vice President-General Counsel of The Inland Group, Inc. In his capacity as General Counsel, Mr. Baum is responsible for the supervision of the legal activities of The Inland Group, Inc. and its affiliates. This responsibility includes the supervision of The Inland Law Department and serving as liaison with outside counsel. Mr. Baum has served as a member of the North American Securities Administrators Association Real Estate Advisory Committee and as a member of the Securities Advisory Committee to the Secretary of State of Illinois. He is a member of the American
Corporation Counsel Association and has also been a guest lecturer for the Illinois State Bar Association. Mr. Baum has been admitted to practice before the Supreme Court of the United States, as well as the bars of several federal courts of appeals and federal district courts and the State of Illinois. He received his B.S. Degree from the University of Wisconsin and his J.D. Degree from Northwestern University School of Law. Mr. Baum has served as a director of American National Bank of DuPage and currently serves as a director of Westbank. Mr. Baum also is a member of the Governing Council of Wellness House, a charitable organization that provides emotional support for cancer patients and their families.

    G. JOSEPH COSENZA (age 55) has been with The Inland Group, Inc. and its affiliates since 1968 and is one of the four original principals. Mr. Cosenza is a Director and Vice Chairman of The Inland Group, Inc. and oversees, coordinates and directs Inland's many enterprises. In addition, Mr. Cosenza immediately supervises a staff of nine persons who engage in property acquisition. Mr. Cosenza has been a consultant to other real estate entities and lending institutions on property appraisal methods.

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

Mr. Cosenza has also been Chairman of the Board of American National Bank of DuPage, and has served on the Board of Directors of Continental Bank of Oakbrook Terrace. He is presently a Director on the Board of Westbank in Westchester and Hillside, Illinois.

    ROBERT D. PARKS  (age  55)    is  a  Director  of  The  Inland Group, Inc.,
President, Chairman and Chief Executive Officer of Inland Real Estate Investment Corporation and President, Chief Executive Officer, Chief Operating Officer and Affiliated Director of Inland Real Estate Corporation.

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

    BRENDA G. GUJRAL (age 56) is President and Chief Operating Officer of Inland Real Estate Investment Corporation (IREIC), the parent company of the Advisor. She is also President and Chief Operating Officer of the Dealer-Manager, Inland Securities Corporation (ISC), a member firm of the National Association of Securities Dealers (NASD).

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland's publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland's current and prior programs. Mrs. Gujral works with internal and outside legal counsel in structuring and registering the prospectuses for IREIC's investment programs.

Mrs. Gujral has been with  Inland  for  18  years, becoming an officer in 1982.
Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the NASD and is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the National Association of Female Executives.

    CATHERINE L. LYNCH (age 40) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

    ROBERTA S. MATLIN (age 54) joined Inland in 1984 as Director of Investor Administration and currently serves as Senior Vice President-Investments. Prior to that, Ms. Matlin spent 11 years with the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. She is a Director of Inland Real Estate Investment Corporation,
Inland Securities Corporation, and Inland Real Estate Advisory Services, Inc. As Senior Vice President-Investments, she directs the day-to-day internal operations of the General Partner. Ms. Matlin received her B.A. degree from the University of Illinois. She is registered with the National Association of Securities Dealers, Inc. as a General Securities Principal.

    MARK ZALATORIS (age 41) joined Inland in 1985 and currently serves as Vice President of Inland Real Estate Investment Corporation. His responsibilities include the coordination of due diligence activities by selling broker/dealers and is also involved with limited partnership asset management including the mortgage funds.  Mr.  Zalatoris  is  a  graduate  of the University of Illinois where he received a Bachelors degree in Finance and a Masters degree in Accounting and Taxation. He is a Certified Public Accountant and holds a General Securities License with Inland Securities Corporation.

    PATRICIA A. CHALLENGER (age 46) joined Inland in 1985. Ms. Challenger serves as Senior Vice President of Inland Real Estate Investment Corporation in the area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Ms. Challenger received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Ms. Challenger was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Ms. Challenger is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

    FRANCES C. PANICO (age 49) joined Inland in 1972 after earning a B.A. degree from Northern Illinois University in Business and Communication. She is currently President of Inland Mortgage Servicing Corporation, Sr. Vice President of Inland Mortgage Investment Corporation and Sr. Vice President of Inland Mortgage Corporation. Ms. Panico oversees the operation of loan services, which has a loan portfolio in excess of $430 million. She is a member of the loan committee which approves loans funded by IMIC and IMC. She monitors IMIC's assets, and is the business person in charge of loans in foreclosure. She previously served on the Board of Directors for Burbank State Bank and supervised the origination, processing and underwriting of single-family mortgages. Ms. Panico also packaged and sold loans to Freddie Mac.

    RAYMOND E. PETERSEN (age 59) joined Inland in 1981. Mr. Petersen is responsible for the selection and approval of all corporate and limited partnership financing, as well as for the daily supervision of the commercial lending activity of Inland Mortgage Corporation where he is President. For the six years prior to joining Inland, Mr. Petersen was affiliated with the mortgage banking firm of Downs, Mohl Mortgage Corporation, serving as President and Chief Executive Officer. Previously he was also associated with the mortgage banking houses of B.B. Cohen & Company and Percy Wilson Mortgage and Finance Corporation. Mr. Petersen's professional credentials include a B.A. degree from DePaul University, senior membership in the National Association of Review Appraisers, state licensed as a real estate broker and licensed securities representative. Mr. Petersen was also a Director and Chairman of the Asset and Liability Committee of American National Bank of Downers Grove and is currently a Director of Westbank of Westchester, Illinois.

    PAUL J. WHEELER (age 46) joined Inland in 1982 and is currently the President of Inland Real Estate Equities, Inc., the entity responsible for all corporately owned real estate. Mr. Wheeler received his B.A. degree in
Economics from  DePauw  University  and  an  M.B.A.  in Finance/Accounting from
Northwestern University. Mr. Wheeler is a Certified Public Accountant and licensed real estate broker. For three years prior to joining Inland, Mr. Wheeler was Vice President/Finance at the real estate brokerage firm of Quinlan & Tyson, Inc.

    KELLY TUCEK (age 36) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 41) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1998, costs relating to such services were $29,484, of which $472 was unpaid as of December 31, 1998.

An Affiliate of the General Partner earned management fees in 1998 totaling $13,049 in connection with managing the Partnership's investment property.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The Liquidity Plan (page 18 of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference) owns the following Units of the Partnership as of December 31, 1998:


                                 Amount and Nature
                                   of Beneficial           Percent
    Title of Class                   Ownership             of Class
    --------------               -----------------         --------
    Limited Partnership          6,370.22 Units directly    31.65%
     Units

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership as of December 31, 1998:

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

                                    PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) The financial statements listed in the index on page 10 of this Annual Report are filed as part of this Annual Report.

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



No Annual Report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MORTGAGE INVESTORS FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: March 22, 1999

                                  /s/ Mark Zalatoris

                            By:   Mark Zalatoris
                                  Vice President
                            Date: March 22, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: March 22, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: March 22, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: March 22, 1999