Form 10-Q
period 1999-03-31
INLAND MORTGAGE INVESTORS FUND LP
filed 1999-05-13
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1999

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

                     March 31, 1999 and December 31, 1998
                                  (unaudited)

                                    Assets
                                    ------             1999          1998
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $ 1,214,323        14,310
Accrued interest and other receivables............        -            5,613

Investment property held for sale (Notes 1 and 3):
  Land............................................        -          140,101
  Building and improvements.......................        -          991,538
                                                   ------------  ------------
Total assets...................................... $ 1,214,323     1,151,562
                                                   ============  ============

                       Liabilities and Partners' Capital
Liabilities:           ---------------------------------
  Accounts payable................................ $    25,308         5,817
  Due to Affiliates (Note 2)......................       2,171           472
  Security deposits...............................        -           10,416
  Accrued real estate taxes.......................        -           28,369
  Unearned income (Note 1)........................        -            2,927
                                                   ------------  ------------
Total liabilities.................................      27,479        48,001
                                                   ------------  ------------
Partners' capital (Notes 1 and 2):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     277,417       277,972
    Cumulative cash distributions.................    (276,657)     (276,657)
                                                   ------------  ------------
                                                         1,260         1,815
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding (net of
      offering costs of $1,082,660, of which
      $219,526 was paid to Affiliates)............   8,981,960     8,981,960
    Cumulative net income.........................   5,790,067     5,706,229
    Cumulative cash distributions................. (13,586,443)  (13,586,443)
                                                   ------------  ------------
                                                     1,185,584     1,101,746
                                                   ------------  ------------
Total Partners' capital...........................   1,186,844     1,103,561
                                                   ------------  ------------
Total liabilities and Partners' capital........... $ 1,214,323     1,151,562
                                                   ============  ============



                See accompanying notes to financial statements.

                      INLAND MORTGAGE INVESTORS FUND L.P.
                            (a limited partnership)

                           Statements of Operations

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                       1999          1998
Income:                                                ----          ----
  Rental income................................... $    56,237        73,144
  Interest income.................................        -            1,287
  Other income....................................       2,227         3,017
                                                   ------------  ------------
                                                        58,464        77,448
                                                   ------------  ------------
Expenses:
  Professional services to Affiliates.............         822         2,077
  Professional services to non-affiliates.........      17,790        17,200
  General and administrative expenses to
    Affiliates....................................       5,922         6,290
  General and administrative expenses to
    non-affiliates................................         530         1,154
  Property operating expenses to Affiliates.......       3,905         8,433
  Property operating expenses to non-affiliates...      85,000        72,352
                                                   ------------  ------------
                                                       113,969       107,506
                                                   ------------  ------------
Operating loss....................................     (55,505)      (30,058)
Gain on sale of investment property (Note 3)......     138,788          -
                                                   ------------  ------------
Net income (loss)................................. $    83,283       (30,058)
                                                   ============  ============

Net income (loss) allocated to:
  General Partner.................................        (555)         (300)
  Limited Partners................................      83,838       (29,758)
                                                   ------------  ------------
Net income (loss)................................. $    83,283       (30,058)
                                                   ============  ============
Net loss allocated to the one General
  Partner Unit.................................... $      (555)         (300)
                                                   ============  ============

Net income (loss) per Unit allocated to Limited
  Partners per Limited Partnership Units of
  20,129.24....................................... $      4.14         (1.48)
                                                   ============  ============







                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

              For the three months ended March 31, 1999 and 1998
                                  (unaudited)



                                                       1999          1998
                                                       ----          ----
Cash flows from operating activities:
  Net income (loss)............................... $    83,283       (30,058)
  Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
    Gain on sale of investment property...........    (138,788)         -
    Changes in assets and liabilities:
      Accrued interest and other receivables......       5,613         1,944
      Accounts payable............................      19,491         2,578
      Unearned income.............................      (2,927)        1,409
      Security deposits...........................     (10,416)       (3,076)
      Accrued real estate taxes...................     (28,369)       10,886
      Due to Affiliates...........................       1,699         8,478
                                                   ------------  ------------
Net cash used in operating activities.............     (70,414)       (7,839)
                                                   ------------  ------------
Cash flows from investing activities:
  Proceeds from sale investment property..........   1,270,427          -
                                                   ------------  ------------
Net cash provided by investing activities.........   1,270,427          -
                                                   ------------  ------------
Net increase (decrease) in cash and cash
  equivalents.....................................   1,200,013        (7,839)
Cash and cash equivalents at beginning of period..      14,310       108,890
                                                   ------------  ------------
Cash and cash equivalents at end of period........ $ 1,214,323       101,051
                                                   ============  ============

















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

                                March 31, 1999
                                  (unaudited)


Readers of this  Quarterly  Report  should  refer  to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this Report.

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

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The investment property consisted of a 62-unit apartment building located in Aurora, Illinois. Apartment complex leases are generally for a term of one year or less. The Partnership had determined that all leases relating to this property were properly classified as operating leases; therefore rental income was recorded when earned. The investment property was sold on March 30, 1999. See Note 3 of the Notes to Financial Statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements
                                  (continued)

                                March 31, 1999
                                  (unaudited)


Statement of Financial Accounting Standards No. 128 "Earnings per Share" was adopted by the Partnership and has been applied to all prior earnings periods presented in the financial statements. The Partnership has no dilutive securities.

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


(2) Transactions with Affiliates

The General Partner and its Affiliates are entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $2,171 and $472 was unpaid as of March 31, 1999 and December 31, 1998, respectively.

The Partnership's investment property was managed by an Affiliate of the General Partner which earned annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $3,250 and $3,956 for the three months ended March 31, 1999 and 1998, respectively, which are included in property operating expenses to Affiliates.


(3) Sale of Investment Property

On March 30, 1999, the Partnership sold its remaining asset, a 62-unit apartment building located at Indian Trail Road in Aurora, Illinois, to two unaffiliated individuals for $1,275,000 on an all cash basis. The Partnership had acquired title to this property on April 4, 1997 and had been accounting for it as an investment property held for sale. The property had a basis of $1,131,639, resulting in a gain of $138,788, net of closing costs. Net sales proceeds will be distributed to the Limited Partners during second or third quarter 1999 after a final reconciliation of property and Partnership expenses.

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

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including $500 which is the General Partner's contribution. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. As of March 31, 1999, cumulative distributions to Limited Partners totaled $13,586,443, of which $7,558,390 represents principal amortization, payoffs on eleven loans, prepayment penalties and proceeds from the sale of three properties.

At March 31, 1999, the Partnership had cash and cash equivalents aggregating $1,214,323. The Partnership intends to use such funds to pay final expenses of the Partnership and to provide cash distributions to Partners after a final reconciliation of property and Partnership expenses.

Results of Operations

On March 30, 1999, the Partnership sold its remaining asset, a 62-unit apartment building located at Indian Trail Road in Aurora, Illinois, to two unaffiliated individuals for $1,275,000 on an all cash basis. The Partnership had acquired title to this property on April 4, 1997 and had been accounting for it as an investment property held for sale. The property had a basis of $1,131,639, resulting in a gain of $138,788, net of closing costs. Net sales proceeds will be distributed to the Limited Partners during second or third quarter 1999 after a final reconciliation of property and Partnership expenses.

Rental income decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to lower occupancy at the Indian Trail Road property.

Professional services to Affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in accounting services required by the Partnership.

General and administrative expenses to non-affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due primarily to decreases in postage, messenger fees and printing expenses.

Property operating expenses to non-affiliates increased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to increased expenditures to get the property ready for sale including cleaning, decorating, landscaping and repairs and maintenance. Property operating expenses to Affiliates decreased for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to a decrease in management fees to Affiliates.


The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1998 and 1999:

                                    1998                        1999
                          ------------------------    ------------------------
                            at    at    at    at        at    at    at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/30 09/30 12/31
      ----------           ----- ----- ----- -----     ----- ----- ----- -----
Indian Trail Road           91%   85%   82%   79%       N/A
Aurora, Illinois


Year 2000 Issues

On March 30, 1999, the Partnership sold its remaining asset, a 62-unit apartment building located at Indian Trail Road in Aurora, Illinois. As a result, Inland Mortgage Investors Fund, L.P. is expected to terminate during second or third quarter of 1999 and, therefore, will not be impacted by the so-called "Year 2000 Issue."




                          PART II - Other Information

Items 1 through 5(b) are omitted because of the absence of conditions under which they are required.

Item 6:  Exhibits and Reports on Form 8-K

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


                            INLAND MORTGAGE INVESTORS FUND, L.P.

                            By: Inland Real Estate Investment Corporation General Partner


                                  /S/ ROBERT D. PARKS

                            By:   Robert D. Parks
                                  Chairman
                            Date: May 13, 1999


                                  /S/ MARK ZALATORIS

                            By:   Mark Zalatoris
                                  Vice President
                            Date: May 13, 1999


                                  /S/ KELLY TUCEK

                            By:   Kelly Tucek
                                  Principal Financial Officer and
                                  Principal Accounting Officer
                            Date: May 13, 1999