Form 10-K
period 1999-06-25
INLAND MORTGAGE INVESTORS FUND LP
filed 1999-09-22
CIK 786149

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Period From January 1, 1999 to June 25, 1999 (Termination Date)

                                      or

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

                       INLAND MORTGAGE INVESTORS FUND, L.P.
                              (a limited partnership)

                                 TABLE OF CONTENTS



                                      Part I                              Page
                                      ------                              ----
  Item  1. Business......................................................   3

  Item  2. Properties....................................................   3

  Item  3. Legal Proceedings.............................................   3

  Item  4. Submission of Matters to a Vote of Security Holders...........   3


                                      Part II
                                      -------
  Item  5. Market for the Partnership's Limited Partnership Units
            and Related Security Holder Matters..........................   4

  Item  6. Selected Financial Data.......................................   5

  Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   6

  Item  8. Financial Statements and Supplementary Data...................   8

  Item  9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................  18


                                     Part III
                                     --------
  Item 10. Directors and Executive Officers of the Registrant............  18

  Item 11. Executive Compensation........................................  24

  Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................  24

  Item 13. Certain Relationships and Related Transactions................  25


                                      Part IV
                                      -------
  Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................  25


  SIGNATURES.............................................................  26

                                    PART I


Item 1.  Business

The Registrant, Inland Mortgage Investors Fund, L.P. (the "Partnership"), was a limited partnership formed on December 5, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act. On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units resulting in gross offering proceeds of $10,064,620, not including $500 which is the General Partner contribution. All of the holders of these Units were admitted to the Partnership. A majority of these proceeds were used to fund first mortgage loans. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of offering proceeds collected, net of participations. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's first mortgage receivable investments in proportion to the number of Units held. Inland Real Estate Investment Corporation was the General Partner.

The Partnership was engaged in the business of making and acquiring loans collateralized by mortgages on improved, income producing multi-family residential properties in or near Chicago, Illinois. The loans were serviced by Inland Mortgage Servicing Corporation, a subsidiary of the General Partner. The Partnership did not segregate revenues or assets by geographic region, and such a presentation would not be material to an understanding of the Partnership's business taken as a whole.

The Partnership had no employees during 1999.

The terms of transactions between the Partnership and Affiliates of the General Partner are set forth in Item 11 below and Note 3 of the Notes to Financial Statements (Item 8 of this Annual Report) to which reference is hereby made.


Item  2. Properties

The Partnership had acquired title to a 62-unit apartment building located in Aurora, Illinois on April 4, 1997 in settlement of a loan that had previously been in default. The property was sold on March 30, 1999.


Item  3. Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item  4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during 1999.

                                    PART II



Item 5. Market for the Partnership's Limited Partnership Units and Related Security Holder Matters

As of June 25, 1999, there were 737 holders of Units of the Partnership. There is no public market for Units nor is it anticipated that any public market for Units will develop. Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

The Partnership's Liquidity Plan was available to the Limited Partners. See "Liquidity Plan" and "Distribution Reinvestment Plan," page 18 and pages 37-38, respectively, of the Prospectus of the Partnership dated February 12, 1986, which is incorporated herein by reference.

Item 6.  Selected Financial Data

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

    For the period from January 1, 1999 to June 25, 1999 (Termination Date) and for the years ended December 31, 1998, 1997, 1996 and 1995

            (not covered by the Report of Independent Accountants)

                         1999        1998        1997        1996        1995
                         ----        ----        ----        ----        ----
Total assets......... $     -      1,151,562   1,232,074   4,965,920   5,923,235
                      =========== =========== =========== =========== ==========

Total income......... $   72,351     260,149     382,462     434,350     596,496
                      =========== =========== =========== =========== ==========

Net income (loss).... $   57,364     (55,906)     58,174     361,529     521,719
                      =========== =========== =========== =========== ==========
Net income (loss)
  allocated to the one
  General Partner Unit$   (1,815)       (559)      3,210      17,786      26,480
                      =========== =========== =========== =========== ==========
Net income (loss)
  per Unit allocated
  to Limited Partners
  from (b)........... $     2.94       (2.75)       2.73       17.08       24.60
                      =========== =========== =========== =========== ==========

Distributions to Limited
  Partners from:
Operations...........       -           -        127,627     391,806     509,563
Repayment proceeds...  1,160,925        -      3,723,959     900,900     530,920
                      ----------- ----------- ----------- ----------- ----------
                      $1,160,925        -      3,851,586   1,292,706   1,040,483
                      =========== =========== =========== =========== ==========
Distributions per
  Unit to Limited
  Partners from (b):
Operations...........       -           -           6.34       19.46       25.31
Repayment proceeds...      57.67        -         185.00       44.76       26.38
                      ----------- ----------- ----------- ----------- ----------
                      $    57.67        -         191.34       64.22       51.69
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with a total of 20,129 Units being sold to the public at $500 per Unit resulting in $10,064,620 of gross offering proceeds which were received by the Partnership, not including the General Partner's contribution of $500. The Partnership funded fifteen loans between October 1986 and August 1988 utilizing $8,466,875 of capital proceeds collected, net of participations. On June 25, 1999, the Partnership terminated. In connection with the liquidation and termination of the Partnership, funds of $19,900 were transferred to the General Partner on June 17, 1999, representing the estimated potential remaining obligation (including administrative costs) of the Partnership. On June 25, 1999, the Partnership paid a final liquidating cash distribution to the Limited Partners in the aggregate amount of $1,160,924 which includes net sales proceeds from the sale of investment property.


Results of Operations

On March 30, 1999, the Partnership sold its remaining asset, a 62-unit apartment building located at Indian Trail Road in Aurora, Illinois, to two unaffiliated individuals for $1,275,000 on an all cash basis. The Partnership had acquired title to this property on April 4, 1997 and had been accounting for it as an investment property held for sale. The property had a basis of $1,131,639, resulting in a gain of $138,788, net of closing costs. Net sales proceeds were included in the final liquidating cash distribution to the Limited Partners on June 25, 1999.

Rental income decreased for the periods ended June 25, 1999, as compared to the three and six months ended June 30, 1998, due to lower occupancy at the Indian Trail Road property as well as the fact that the property was sold on March 30, 1999.

Interest income increased for the periods ended June 25, 1999, as compared to the three and six months ended June 30, 1998, due to the net sales proceeds from the sale of investment property on March 30, 1999 being invested until the final distribution on June 25, 1999.

Professional services to Affiliates increased for the period ended June 25, 1999, as compared to the three months ended June 30, 1998, due to an increase in legal services required by the Partnership. Professional services to Affiliates decreased for the period ended June 25, 1999, as compared to the six months ended June 30, 1998, due to a decrease in accounting services which is partially offset by an increase in legal services required by the Partnership. Professional services to non-affiliates increased for the periods ended June 25, 1999, as compared to the three and six months ended June 30, 1998, due to an increase in accounting and legal services required by the Partnership.

General and administrative expenses to non-affiliates decreased for the period ended June 25, 1999, as compared to the six months ended June 30, 1998, due primarily to decreases in postage and printing expenses.

Property operating expenses to non-affiliates and Affiliates decreased for the periods ended June 25, 1999, as compared to the three and six months ended June 30, 1998, due to the fact that the property was sold on March 30, 1999.


The following is a list of approximate occupancy levels for the Partnership's investment property as of the end of each quarter during 1998 and 1999:

                                    1998                  1999
                          ------------------------    ------------
                            at    at    at    at        at    at
      Properties           03/31 06/30 09/30 12/31     03/31 06/25*
      ----------           ----- ----- ----- -----     ----- -----
Indian Trail Road           91%   85%   82%   79%       N/A   N/A
Aurora, Illinois

* Termination Date


Year 2000 Issues

As of June 25, 1999, Inland Mortgage Investors Fund, L.P. terminated, and therefore, will not be impacted by the so-called "Year 2000 Issue".


Inflation

Not Applicable.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data


                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)


                                     Index
                                     -----
                                                                          Page
                                                                          ----
Report of Independent Accountants........................................   9

Financial Statements:

  Balance Sheets, June 25, 1999 (Termination Date) and
    December 31, 1998....................................................  10

  Statements of Operations, for the period from January 1, 1999 to June 25, 1999 (Termination Date) and for the years
    ended December 31, 1998 and 1997.....................................  11

  Statements of Partners' Capital, for the period from January 1, 1999 to June 25, 1999 (Termination Date) and for the years
    ended December 31, 1998 and 1997.....................................  12

  Statements of Cash Flows, for the period From January 1, 1999 to June 25, 1999 (Termination Date) and for the years ended
    December 31, 1998 and 1997...........................................  13

  Notes to Financial Statements..........................................  14


Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



The Partners of Inland Mortgage
  Investors Fund, L.P.


In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Inland Mortgage Investors Fund, L.P. (the "Company") at June 25, 1999 (Termination Date) and December 31, 1998, and the
results of its operations and its cash flows for the period from January 1, 1999 to June 25, 1999 and for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 of the financial statements, on June 25, 1999, the Company was terminated subsequent to the distribution of its remaining assets.


                                         PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
August 12, 1999

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                                Balance  Sheets

            June 25, 1999 (Termination Date) and December 31, 1998


                                    Assets
                                    ------             1999          1998
                                                       ----          ----
Cash and cash equivalents (Note 1)................ $      -           14,310
Accrued interest and other receivables............        -            5,613

Investment property held for sale (Notes 1 and 4):
  Land............................................        -          140,101
  Building and improvements.......................        -          991,538
                                                   ------------  ------------
Total assets...................................... $      -        1,151,562
                                                   ============  ============


                       Liabilities and Partners' Capital
                       ---------------------------------
Liabilities:
  Accounts payable................................ $      -            5,817
  Due to Affiliates (Note 3)......................        -              472
  Security deposits...............................        -           10,416
  Accrued real estate taxes.......................        -           28,369
  Unearned income (Note 1)........................        -            2,927
                                                   ------------  ------------
Total liabilities.................................        -           48,001
                                                   ------------  ------------
Partners' capital (Notes 1, 2 and 3):
  General Partner:
    Capital contribution..........................         500           500
    Cumulative net income.........................     276,157       277,972
    Cumulative cash distributions.................    (276,657)     (276,657)
                                                   ------------  ------------
                                                          -            1,815
  Limited Partners:                                ------------  ------------
    Units of $500. Authorized 40,000 Units,
      20,129.24 Units outstanding (net of
      offering costs of $1,082,660, of which
      $219,526 was paid to Affiliates)............   8,981,960     8,981,960
    Cumulative net income.........................   5,765,408     5,706,229
    Cumulative cash distributions................. (14,747,368)  (13,586,443)
                                                   ------------  ------------
                                                          -        1,101,746
                                                   ------------  ------------
Total Partners' capital...........................        -        1,103,561
                                                   ------------  ------------
Total liabilities and Partners' capital........... $      -        1,151,562
                                                   ============  ============


                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Operations

    For the period from January 1, 1999 to June 25, 1999 (Termination Date) and for the years ended December 31, 1998 and 1997



Income:                                  1999          1998          1997
  Interest and fees on mortgage loans    ----          ----          ----
    receivable (Note 5)............. $      -             -           43,540
  Interest on investments...........      13,737         2,531        73,496
  Rental income.....................      56,650       253,430       188,023
  Other income......................       1,964         4,188        77,403
                                     ------------  ------------  ------------
                                          72,351       260,149       382,462
Expenses:                            ------------  ------------  ------------
  Professional services to
    Affiliates......................       3,472         6,829         8,913
  Professional services to
    non-affiliates..................      28,790        19,407        21,364
  General and administrative
    expenses to Affiliates..........      10,588        18,178        27,554
  General and administrative
    expenses to non-affiliates......       4,595         5,518         6,349
  Property operating expenses
    to Affiliates...................       3,905        17,526         9,060
  Property operating expenses
    to non-affiliates...............     102,425       248,597       251,048
                                     ------------  ------------  ------------
                                         153,775       316,055       324,288
                                     ------------  ------------  ------------
Operating income (loss).............     (81,424)         -             -
Gain on sale of investment property
  (Note 4)..........................     138,788          -             -
                                     ------------  ------------  ------------
Net income (loss)................... $    57,364       (55,906)       58,174
                                     ============  ============  ============
Net income (loss) allocated to:
  General Partner...................      (1,815)         (559)        3,210
  Limited Partners..................      59,179       (55,347)       54,964
                                     ------------  ------------  ------------
Net income (loss)................... $    57,364       (55,906)       58,174
                                     ============  ============  ============
Net income (loss) from operations
  allocated to the one General
  Partner Unit...................... $    (1,815)         (559)        3,210
                                     ============  ============  ============
Net income (loss) per Unit, basic
  and diluted, allocated to Limited
  Partners per Limited Partnership
  Units of 20,129.24................ $      2.94         (2.75)         2.73
                                     ============  ============  ============


                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                        Statements of Partners' Capital

    For the period from January 1, 1999 to June 25, 1999 (Termination Date) and for the years ended December 31, 1998 and 1997



                                        General      Limited
                                        Partner      Partners       Total
                                     ------------- ------------- ------------
Balance at January 1, 1997.......... $     5,881     4,953,715     4,959,596


Net income..........................       3,210        54,964        58,174
Distributions to Partners ($191.34
  per Limited Partnership Unit based
  on Units of 20,129.24)(Note 2)....      (6,717)   (3,851,586)   (3,858,303)
                                     ------------  ------------  ------------
Balance at December 31, 1997........       2,374     1,157,093     1,159,467


Net loss............................        (559)      (55,347)      (55,906)
                                     ------------  ------------  ------------
Balance at December 31, 1998........       1,815     1,101,746     1,103,561


Net income..........................      (1,815)       59,179        57,364
Distributions to Partners ($57.67 per
  Limited Partnership Unit based on
  Units of 20,129.24)(Note 2).......        -       (1,160,925)   (1,160,925)
Balance at June 25, 1999             ------------  ------------  ------------
  (Termination Date)................ $      -             -             -
                                     ============  ============  ============




















                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                           Statements of Cash Flows

    For the period from January 1, 1999 to June 25, 1999 (Termination Date) and for the years ended December 31, 1998 and 1997

                                         1999          1998          1997
Cash flows from operating activities:    ----          ----          ----
  Net income (loss)................. $    57,364       (55,906)       58,174
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating
    activities:
  Gain on sale of investment
    property........................    (138,788)         -             -
   Changes in assets and liabilities:
      Accrued interest and other
        receivables.................       5,613         2,233        18,821
      Accounts payable..............      (5,817)       (6,122)       11,887
      Unearned income...............      (2,927)        1,835        (2,751)
      Security deposits.............     (10,416)       (5,460)       15,876
      Accrued real estate taxes.....     (28,369)      (13,103)       41,472
      Due to Affiliates.............        (472)       (1,756)         (201)
Net cash provided by (used in)       ------------  ------------  ------------
  operating activities..............    (123,812)      (78,279)      143,278
                                     ------------  ------------  ------------
Cash flows from investing activities:
  Additions to investment property..        -          (16,301)     (114,617)
  Proceeds from sale of investment
    property........................   1,270,427          -        2,712,445
Net cash provided by (used in)       ------------  ------------  ------------
  investing activities..............   1,270,427       (16,301)    2,597,828
                                     ------------  ------------  ------------
Cash flows from financing activities:
  Distributions paid................  (1,160,925)         -       (3,858,303)
Net cash used in financing           ------------  ------------  ------------
  activities........................  (1,160,925)         -       (3,858,303)
Net decrease in cash and             ------------  ------------  ------------
  cash equivalents..................     (14,310)      (94,580)   (1,117,197)
Cash and cash equivalents at
  beginning of year.................      14,310       108,890     1,226,087
Cash and cash equivalents at         ------------  ------------  ------------
  end of year....................... $      -           14,310       108,890
                                     ============  ============  ============

Supplemental schedule of non-cash investing activities:

Foreclosure of mortgaged property (Note 5):
Reduction of mortgage loans
  receivable........................ $      -             -        1,000,721
Increase in investment property.....        -             -       (1,000,721)
                                     ------------  ------------  ------------
                                     $      -             -             -
                                     ============  ============  ============

                See accompanying notes to financial statements.

                     INLAND MORTGAGE INVESTORS FUND, L.P.
                            (a limited partnership)

                         Notes to Financial Statements

    For the period from January 1, 1999 to June 25, 1999 (Termination Date) and for the years ended December 31, 1998 and 1997

(1) Organization and Basis of Accounting

Inland Mortgage Investors Fund, L.P. (the "Partnership") was organized on December 5, 1985, pursuant to the Delaware Revised Uniform Limited Partnership Act, to make or acquire loans collateralized by mortgages on improved, income-producing multi-family residential properties in or near the Chicago metropolitan area. On February 12, 1986, the Partnership commenced an Offering of 40,000 Limited Partnership Units pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Offering terminated on February 12, 1987, with total sales of 20,129.24 Units at $500 per Unit resulting in
$10,064,620 of gross offering proceeds, not including the General Partner's contribution of $500. Inland Real Estate Investment Corporation was the General Partner. On June 25, 1999, the Partnership terminated. In connection with the liquidation and termination of the Partnership, funds of $19,900 were transferred to the General Partner on June 17, 1999, representing the estimated potential remaining obligation (including administrative costs) of the Partnership. On June 25, 1999, the Partnership paid a final liquidating cash distribution to the Limited Partners in the aggregate amount of $1,160,924, which includes net sales proceeds from the sale of investment property.

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could have differed from those estimates.

Offering costs have been offset against the Limited Partners' capital accounts.

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The investment property consisted of a 62-unit apartment building located in Aurora, Illinois. Apartment complex leases are generally for a term of one year or less. The Partnership had determined that all leases relating to this property were properly classified as operating leases; therefore rental income was recorded when earned. The investment property was sold on March 30, 1999. See Note 4 of the Notes to Financial Statements.

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

                                       1999                      1998
                             -----------------------   -----------------------
                                GAAP        Tax           GAAP        Tax
                                Basis       Basis         Basis       Basis
                             ----------- -----------   ----------- -----------
Total assets................ $     -            -       1,151,562   1,151,562

Partners' capital:
  General Partner...........       -            -           1,815       1,056
  Limited Partners..........       -            -       1,103,561   1,102,505

Net income (loss):
  General Partner...........     (1,815)      (1,056)        (559)       (559)
  Limited Partners..........     59,179       58,421      (55,347)    (55,347)

Net income (loss) per Limited
  Partnership Unit, basic
  and diluted...............       2.94         2.90        (2.75)      (2.75)


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

(3) Transactions with Affiliates

The General Partner and its Affiliates were entitled to reimbursement for salaries and expenses of employees of the General Partner and its Affiliates relating to the administration of the Partnership. Such costs are included in professional services to Affiliates and general and administrative expenses to Affiliates, of which $472 was unpaid as of December 31, 1998.

Inland Mortgage Servicing Corporation, a subsidiary of the General Partner, serviced the Partnership's mortgage loans receivable. Its services included processing mortgage loan collections and escrow deposits and maintaining related records. For these services, the Partnership was obligated to pay fees at an annual rate equal to 1/4 of 1% of the outstanding mortgage loans receivable balance of the Partnership. Such fees of $2,312 in 1997 have been incurred and paid to the subsidiary and are included in the Partnership's general and administrative expenses to Affiliates. No such fees were incurred in 1998 or 1999.

The Partnership's investment property was managed by an Affiliate of the General Partner which earns annual fees not to exceed 5% of gross rental receipts. The Affiliate earned Property Management Fees of $3,250, $13,049 and $9,060 for the period from January 1, 1999 to June 25, 1999, and the years ended December 31, 1998 and 1997, respectively, which are included in property operating expenses to Affiliates. In addition, an Affiliate of the General Partner performed professional services relating to the Partnership's investment property and was reimbursed (as set forth under terms of the Partnership Agreement) for direct costs. Such costs of $4,477 for the year ended December 31, 1998 are included in property operating expenses to Affiliates, all of which have been paid as of December 31, 1998. No such costs were incurred in 1997 or 1999.

(4) Sale of Investment Property

On March 30, 1999, the Partnership sold its remaining asset, a 62-unit apartment building located at Indian Trail Road in Aurora, Illinois, to two unaffiliated individuals for $1,275,000 on an all cash basis. The Partnership had acquired title to this property on April 4, 1997 and had been accounting for it as an investment property held for sale. The property had a basis of $1,131,639, resulting in a gain of $138,788, net of closing costs. Net sales proceeds were included in the final liquidating cash distribution to the Limited Partners on June 25, 1999.

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

There were no disagreements on accounting or financial disclosure during 1999.



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

Officers and Directors

The officers, directors and key employees of The Inland Group, Inc. and its Affiliates ("Inland") that are likely to provide services to the Partnership are as follows:


                                  Functional Title

Daniel L. Goodwin..........  Chairman and Chief Executive Officer
Robert H. Baum.............  Executive Vice President-General Counsel
G. Joseph Cosenza..........  Senior Vice President-Acquisitions
Robert D. Parks............  Senior Vice President-Investments
Brenda G. Gujral...........  President and Chief Operating Officer-IREIC
Catherine L. Lynch.........  Treasurer
Roberta S. Matlin..........  Assistant Vice President-Investments
Mark Zalatoris.............  Assistant Vice President-Due Diligence
Patricia A. DelRosso.......  Vice President-Asset Management
Frances C. Panico..........  Vice President-Mortgage Corporation
Raymond E. Petersen........  Vice President-Mortgage Corporation
Paul J. Wheeler............  Vice President-Personal Financial Services Group
Kelly Tucek................  Assistant Vice President-Partnership Accounting
Venton J. Carlston.........  Assistant Controller

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

    CATHERINE L. LYNCH (age 41) joined Inland in 1989 and is the Treasurer of Inland Real Estate Investment Corporation. Ms. Lynch is responsible for managing the Corporate Accounting Department. Prior to joining Inland, Ms. Lynch worked in the field of public accounting for KPMG Peat Marwick since 1980. She received her B.S. degree in Accounting from Illinois State University. Ms. Lynch is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. She is registered with the National Association of Securities Dealers as a Financial Operations Principal.

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

    PATRICIA A. DELROSSO (age 47) joined Inland in 1985. Mrs. DelRosso serves as Senior Vice President of Inland Real Estate Investment Corporation in the
area of Asset Management. As head of the Asset Management Department, she develops operating and disposition strategies for all investment-owned properties. Mrs. DelRosso received her Bachelor's degree from George
Washington University and her Master's from Virginia Tech University. Mrs. DelRosso was selected and served from 1980-1984 as Presidential Management Intern, where she was part of a special government-wide task force to eliminate waste, fraud and abuse in government contracting and also served as Senior Contract Specialist responsible for capital improvements in 109 government properties. Mrs. DelRosso is a licensed real estate broker, NASD registered securities sales representative and is a member of the Urban Land Institute.

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

    KELLY TUCEK (age 37) joined Inland in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

    VENTON J. CARLSTON (age 42) joined Inland in 1985 and is the Assistant Controller of Inland Real Estate Investment Corporation where he supervises the corporate bookkeeping staff and is responsible for financial statement preparation and budgeting for Inland Real Estate Investment Corporation and its subsidiaries. Prior to joining Inland, Mr. Carlston was a partnership accountant with JMB Realty. He received his B.S. degree in Accounting from Southern Illinois University. Mr. Carlston is a Certified Public Accountant and a member of the Illinois CPA Society. He is registered with the National Association of Securities Dealers, Inc. as a Financial Operations Principal.

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

The General Partner may be reimbursed for salaries and direct expenses of employees of the General Partner and its Affiliates for the administration of the Partnership. In 1999, costs relating to such services were $14,060, all of which has been paid.

An Affiliate of the General Partner earned management fees in 1999 totaling $3,905 in connection with managing the Partnership's investment property.

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
     Units

(b) The officers and directors of the General Partner of the Partnership own as a group the following Units of the Partnership:

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

(d) Reports on Form 8-K

    (1)  Report on Form 8-K dated March 30, 1999
         Item 2. Acquisition or Disposition of Assets




No Annual Report or proxy material for the period from January 1, 1999 to June 25, 1999 (Termination Date) has been sent to the Partners of the Partnership. An Annual Report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the Commission when it is sent to the Partners.

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

                            INLAND MORTGAGE INVESTORS FUND, L.P.
                            Inland Real Estate Investment Corporation
                            General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: September 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            By: Inland Real Estate Investment Corporation General Partner

                                  /s/ Robert D. Parks

                            By:   Robert D. Parks
                                  Chairman of the Board
                                  and Chief Executive Officer
                            Date: September 22, 1999

                                  /s/ Mark Zalatoris

                            By:   Mark Zalatoris
                                  Vice President
                            Date: September 22, 1999

                                  /s/ Kelly Tucek

                            By:   Kelly Tucek
                                  Principal Financial Officer
                                  and Principal Accounting Officer
                            Date: September 22, 1999

                                  /s/ Daniel L. Goodwin

                            By:   Daniel L. Goodwin
                                  Director
                            Date: September 22, 1999

                                  /s/ Robert H. Baum

                            By:   Robert H. Baum
                                  Director
                            Date: September 22, 1999